Form 10QSB
period 1997-06-30
MEDICONSULT COM INC
filed 1997-08-14
CIK 1016134

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended June 30, 1997

                           Commission File No. 0-29282

                            MEDICONSULT.COM, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                      84-1341886
------------------------------             ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

              33 Reid Street, 4th Floor, Hamilton HM 12, Bermuda
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                 (441) 296-0736
                        ------------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 17,209,400 shares of the Registrant's Common Stock outstanding as of June 30, 1997.

                            MEDICONSULT.COM, INC.
                                 FORM 10-QSB
                                     INDEX
                                     -----
Part I.  Financial Information

Item 1.  Financial Statements                                           Page

         Condensed Consolidated Balance Sheets - June 30, 1997
         and December 31, 1996                                           3

         Consolidated Statement of Loss and Deficit for the three
         and six month periods ended June 30, 1997                       4

         Consolidated Statement of Cash Flows for the six month
         period ended June 30, 1997                                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6

Part II. Other Information and Signatures                                7

         Signatures

                      MEDICONSULT.COM, INC.

                    CONSOLIDATED BALANCE SHEET
                       As of June 30, 1997
                        December 31, 1996
                           (Unaudited)

                                                June 30,     December 31,
                                                  1997          1996
                                               -----------   -----------
CURRENT ASSETS

  Cash                                         $   863,929  $   393,130
  Accounts receivable                              139,450
  Deferred medical costs                            80,900      161,600
                                               -----------  -----------
    TOTAL CURRENT ASSETS                         1,084,279      544,730

FIXED ASSETS                                       331,543      205,298
                                               -----------  -----------
TOTAL ASSETS                                     1,415,822      760,028

CURRENT LIABILITIES
  Accounts payable and
    accrued liabilities                              9,000       39,033
  Interest payable                                  42,667       22,667
  Advances from shareholders                             0       51,841
  Notes payable                                          0      500,000
                                               -----------  -----------
    TOTAL CURRENT LIABLITIES                        51,667      613,541

SHAREHOLDERS EQUITY
  Capital stock                                  3,408,585    1,008,585
  Deficit                                       (2,044,430     (862,098)
                                               -----------  -----------
    TOTAL SHAREHOLDERS EQUITY                    1,364,155      146,487
                                               -----------  -----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS EQUITY                        $ 1,415,822  $   760,028

                       MEDICONSULT.COM INC.

            CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                           (Unaudited)

                                      Three Months Ended   Six Months Ended
                                        June 30, 1997       June 30, 1997
REVENUES                                $     87,512        $    103,589

EXPENSES
  Salaries                                   261,278             506,178
  Office                                      82,181             143,281
  Travel                                      30,127              61,867
  Legal                                        9,323              21,085
  Medical content                             76,224             268,013
  Computer maintenance                        41,370             100,081
  Depreciation and amortization               87,663             165,416

TOTAL EXPENSES                               588,166           1,265,921

NET OPERATING LOSS FOR THE PERIOD            500,654           1,162,332

Interest expense                              10,000              20,000

LOSS FOR THE PERIOD                          510,654           1,182,332

DEFICIT - BEGINNING OF PERIOD              1,533,776             862,098

DEFICIT - END OF PERIOD                    2,044,430           2,044,430

                       MEDICONSULT.COM INC.

               CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997
                           (Unaudited)

OPERATING ACTIVITIES

  Loss for the period                                 $(1,182,332)
  Adjustments to reconcile loss for the period
   to net cash provided by operating activities
    Depreciation and amortization                         165,416
    (Decrease) increase in accounts receivable           (139,450)
    Increase (decrease) in accounts payable and
      accrued liabilities                                 (30,033)
    Interest expense                                       20,000
                                                      -----------
NET CASH USED IN OPERATING ACTIVITIES                  (1,166,399)
                                                      -----------
INVESTING ACTIVITIES
Fixed asset purchases                                    (210,961)
                                                      -----------
NET CASH USED IN INVESTING ACTIVITY                      (210,961)
                                                      -----------
FINANCING ACTIVITIES
  Purchase of Preferred Shares                          1,900,000
  Redemption of Promissory Note                          (500,000)
  Purchase of Common Shares                               500,000
  Advances from shareholder                               (51,841)
                                                      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,848,159
                                                      -----------
INCREASE (DECREASE) IN CASH                               470,799

CASH - BEGINNING OF PERIOD                                393,130
                                                      -----------
CASH - END OF PERIOD                                      863,929
                                                      -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND SIX MONTHS ENDED JUNE 30, 1997

There was no significant activity in the Company's business during the three and six month periods ended June 30, 1996. Therefore, these numbers are not presented in the Form 10-QSB, and there are no meaningful comparisons which could be made.

The Company continued to build the "Virtual" Medical Center during the first six months of 1997. Revenues during the 3 months ended June 30, 1997 while small, were four times the amounts earned during the first 3 months of 1997. Amounts were earned from a license agreement and from initial work done on a contract started for a large pharmaceutical company.

The Company continues to follow the policy of expensing virtually all expenditures. While this policy may seem unduly conservative, management believes that, given the dynamic nature of the Internet, it is prudent.

Management believes that the comparative P & L figures for the three months ended March 31, 1997 and June 30, 1997, are informative as they show trends in revenues and expenses. Therefore, these amounts are set forth below.

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                                March 31,      June 30,
                                                  1997           1997
                                               ----------     ---------
REVENUES                                       $( 16,078)     $(87,512)

EXPENSES
  Salaries                                       244,900       261,278
  Office                                          61,100        82,181
  Travel                                          31,740        30,127
  Legal                                           11,762         9,323
  Medical content                                191,789        76,224
  Computer maintenance                            58,711        41,370
  Amortization                                    77,753        87,663
                                               ---------      --------
TOTAL EXPENSES                                   677,755       588,166

NET OPERATING LOSS FOR THE PERIOD                661,678       500,654

Interest expense                                  10,000        10,000
                                               ---------      --------
LOSS FOR THE PERIOD                            $ 671,678      $510,654

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997 the Company has working capital of $1,032,612 compared with a working capital deficit of $68,811 at December 31, 1996. The increase was due to the sale of approximately $1,900,000 of preferred stock to the Company's President and majority shareholder and the issuance of common stock on the conversion of $500,000 of debentures. These investments were offset by the loss of $1,166,399 for the six months ended June 30, 1997.
                               -6-
                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.   None.

Item 2. Changes in Securities. During June 1997, the Company's President purchased $1,900,000 of preferred stock. The shares of the Company's preferred stock which were issued pursuant to this transaction were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The person to whom such securities were issued in exchange for cash made an informed investment decision and had access to material information regarding the Company. The Company believes that such person had knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risks of the acquisition of the Company's common stock in connection with this transaction. The certificate representing such preferred shares bears an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.   None.

Item 4.   Submission of Matters to a Vote of Security Holders.   None.

Item 5.   Other Information.   None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically
          (b)  Reports on Form 8-K.  None

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICONSULT.COM INC.

Date:   August 14, 1997             By/s/ Robert Jennings
                                      Robert Jennings
                                      President

                              EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically