Form 10QSB
period 1997-09-30
MEDICONSULT COM INC
filed 1997-11-19
CIK 1016134

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period Ended September 30, 1997

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

There were 17,209,400 shares of the Registrant's Common Stock outstanding as of September 30, 1997.

                             MEDICONSULT.COM, INC.
                                 FORM 10-QSB

                                     INDEX
                                     -----
Part I.  Financial Information

Item 1.  Financial Statements                                           Page

         Condensed Consolidated Balance Sheets - September 30, 1997
         and December 31, 1996                                           3

         Consolidated Statement of Loss and Deficit for the three
         and nine month periods ended September 30, 1997                 4

         Consolidated Statement of Cash Flows for the nine month
         period ended September 30, 1997                                 5

         Note to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7

Part II. Other Information and Signatures                                8

         Signatures                                                      8

                      MEDICONSULT.COM, INC.
                    CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                              September 30,  December 31,
                                                  1997          1996
                                               -----------   -----------
CURRENT ASSETS
  Cash                                         $   274,269  $   393,130
  Accounts receivable                              106,783
  Deferred medical costs                            40,500      161,600
                                               -----------  -----------
    TOTAL CURRENT ASSETS                           421,552      544,730

FIXED ASSETS                                       320,101      205,298
                                               -----------  -----------
TOTAL ASSETS                                       741,653      760,028

CURRENT LIABILITIES
  Accounts payable and
    accrued liabilities                             26,994       39,033
  Interest payable                                       0       22,667
  Advances from shareholders                             0       51,841
  Notes payable                                          0      500,000
                                               -----------  -----------
    TOTAL CURRENT LIABILITIES                       26,994      613,541

SHAREHOLDERS EQUITY
  Capital stock                                  3,408,585    1,008,585
  Deficit                                       (2,693,926)    (862,098)
                                               -----------  -----------
    TOTAL SHAREHOLDERS EQUITY                      714,659      146,487
                                               -----------  -----------
    TOTAL LIABILITIES AND SHAREHOLDERS EQUITY  $   741,653  $   760,028

                       MEDICONSULT.COM INC.

           CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                           (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                      September 30, 1997   September 30, 1997
                                      ------------------   ------------------
REVENUES                                $     69,269        $    172,868

EXPENSES
  Salaries                                   234,144             740,322
  Office                                     134,182             277,463
  Travel                                      63,513             125,380
  Legal                                       21,807              42,892
  Medical content                             51,363             319,376
  Computer maintenance                       121,913             221,994
  Depreciation and amortization               91,842             257,258

TOTAL EXPENSES                               718,765           1,984,686

NET OPERATING LOSS FOR THE PERIOD            649,496           1,811,828

Interest expense                                   0              20,000

LOSS FOR THE PERIOD                          649,496           1,831,828

DEFICIT - BEGINNING OF PERIOD              2,044,430             862,098

DEFICIT - END OF PERIOD                    2,693,926           2,693,926

                       MEDICONSULT.COM INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                           (Unaudited)

OPERATING ACTIVITIES
  Loss for the period                                 $(1,831,828)
  Adjustments to reconcile loss for the period
   to net cash provided by operating activities
    Depreciation and amortization                         257,258
    (Decrease) increase in accounts receivable           (106,783)
    Increase (decrease) in accounts payable and
      accrued liabilities                                 (12,039)
    Decrease in interest payable                          (22,667)
                                                      -----------
NET CASH (USED IN) OPERATING ACTIVITIES                (1,716,059)
                                                      -----------
INVESTING ACTIVITIES
Fixed asset purchases                                    (250,961)
                                                      -----------
NET CASH (USED IN) INVESTING ACTIVITY                    (250,961)
                                                      -----------
FINANCING ACTIVITIES
  Sale of Preferred Shares                              1,900,000
  Redemption of Promissory Note                          (500,000)
  Sale of Common Shares                                   500,000
  Advances from shareholder                               (51,841)
                                                      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,848,159
                                                      -----------
INCREASE (DECREASE) IN CASH                              (118,861)

CASH - BEGINNING OF PERIOD                                393,130
                                                      -----------
CASH - END OF PERIOD                                      274,269
                                                      -----------

                       MEDICONSULT.COM INC.
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the period presented have been included. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

During the three months ended September 30, 1997, the Company focused on the launch of the MediXperts service which happened on November 4. The recruitment of the first 25 "best in the world" physicians was a significant accomplishment, one which was recognized by the print, television, radio and online media during the launch of the new service in the fourth quarter. New physicians are being recruited and added to the web site on a weekly basis.

The summer period is traditionally a slow period for all forms of the media, and the Internet is no exception. Management had not anticipated any new revenue for the summer period and was pleasantly surprised when one large pharmaceutical company began a new advertising campaign. This campaign development evolved into two additional campaigns that are being developed in the fourth quarter, and will result in new revenue being earned in 1998.

A new revenue area was developed in the corporate Intranet market and initial presentations were made to several large companies. The presentations resulted in requests for proposals for two significant contracts. The Company is continuing to develop the proposal process with the prospective clients in the fourth quarter.

The Company continues to follow the policy of expensing virtually all expenditures. While this policy may seem unduly conservative, management believes that, given the dynamic nature of the Internet, it is prudent.

There was no significant activity in the Company's business during the three- and nine- month periods ended September 30, 1996. Therefore, these numbers are not presented in the Form 10-QSB, and there are no meaningful comparisons that could be made.

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

                                        March 31,   June 30,  September 30,
                                          1997        1997        1997
                                       ----------  ---------  ------------
REVENUES                               $  16,078   $ 87,512    $   69,269

EXPENSES
  Salaries                               244,900    261,278       234,144
  Office                                  61,100     82,181       134,182
  Travel                                  31,740     30,127        63,513
  Legal                                   11,762      9,323        21,807
  Medical content                        191,789     76,224        51,363
  Computer maintenance                    58,711     41,370       121,813
  Amortization                            77,753     87,663        91,842
                                       ---------   --------    ----------
TOTAL EXPENSES                           677,755    588,166       718,765

NET OPERATING LOSS FOR THE PERIOD        661,678    500,654       649,496

Interest expense                          10,000     10,000             0
                                       ---------   --------    ----------
LOSS FOR THE PERIOD                    $ 671,678   $510,654    $  649,496

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997 the Company has working capital of $394,558 compared with a working capital deficit of $68,811 at December 31, 1996. The increase was due to the sale of approximately $1,900,000 of preferred stock to the Company's President and majority shareholder and the issuance of common stock on the conversion of $500,000 of debentures. These investments were offset by the loss of $1,831,828 for the nine months ended September 30, 1997.

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.                                     None.
Item 2.   Changes in Securities.                                 None.
Item 3.   Defaults Upon Senior Securities.                       None.
Item 4.   Submission of Matters to a Vote of Security Holders.   None.
Item 5.   Other Information.                                     None.
Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically
          (b)  Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated June 30, 1997 which reported on Item 9.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICONSULT.COM INC.

Date:   November 18, 1997           By/s/ Robert Jennings
                                      Robert Jennings
                                      President

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically