Form 10KSB
period 1997-12-31
MEDICONSULT COM INC
filed 1998-04-16
CIK 1016134

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                        Commission file number: 0-29282

                             MEDICONSULT.COM, INC.
                ----------------------------------------------
                (Name of small business issuer in its Charter)

           Delaware                                        84-1341886
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

              33 Reid Street, 4th Floor, Hamilton HM 12, Bermuda
          -----------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (441) 296-0736
                           ---------------------------
                           (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     Yes [X]
No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $256,374.

As of April 9, 1998, 17,307,400 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $18,400.00.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     The Company is a consumer marketing company featuring a site on the World Wide Web which provides patient oriented medical information and moderated support to patients, families and health care professionals. This website provides information and services for over 50 medical topics. According to records maintained by the Company, the Company's website received approximately three million visitors during 1997, viewing almost 14 million pages of information.

     The Company's sources of revenues include: (1) advertising and sponsorship fees charged to pharmaceutical and medical supply companies; (2) licensing fees charged to health care companies; (3) on-line sales of books and medical supplies; (4) user fees derived from the Company's proprietary MediXperts service; and (5) strategic Internet related consulting services.

HISTORY OF THE COMPANY

     Mediconsult.com, Inc. (the "Company") was formed under the laws of the State of Colorado in October 1989, for the purpose of creating a corporate vehicle to seek and acquire a business opportunity. The Company was incorporated under the name Waterford Capital, Inc., and conducted no business until the acquisition of Mediconsult.com Limited, a Bermuda corporation, in April 1996.

     On April 23, 1996, the Company acquired all of the outstanding stock of Mediconsult.com, Limited ("MCL"), a Bermuda corporation, in exchange for 11,000,000 shares of the Company's authorized but unissued Common Stock. Such shares were issued to the former shareholders of MCL and represented approximately 80% of the Company's Common Stock outstanding. As a result of this transaction, there was a change in control of the Company, and new officers and directors selected by MCL were elected. MCL was formed for the purpose of creating a consumer marketing company using a site on the World Wide Web.

     During May 1996, the Company conducted a small offering pursuant to Rule 504 under Regulation D in which it raised $25,985 by selling 1,039,400 shares.

     On August 12, 1996, the Company effected a 20 for 1 forward stock split of the Company's Common Stock and on October 23, 1996, the Company effected a 10 for 1 forward stock split of the Company's Common Stock. All financial information and share data in this Report gives retroactive effect to these two stock splits.

     All references to the "Company" herein refers to the Company and MCL, the Company's wholly-owned subsidiary, unless the context otherwise requires. The Company generally conducts business through its wholly-owned subsidiary with the parent company acting as a holding company.

     On December 4, 1996, the Company merged with a newly-formed, wholly-owned subsidiary having the same name for the purpose of changing the Company's domicile from Colorado to Delaware.

HISTORY OF MCL

     MCL was incorporated under the laws of Bermuda on April 11, 1996. Mr. Robert Jennings and Dr. Michel Bazinet, the founders of MCL, developed MCL's business plan and the website was launched on July 1, 1996, with 10 medical topics. Currently, more than 55 medical topics are covered on the website.

     During mid-1996, a management team headed by Ian Sutcliffe was hired, and additional staff was hired to fill out various site development, content acquisition, research, promotion and marketing positions.

     The development and construction of the website, HYPERLINK http://www.mediconsult.com was largely completed by early 1997. Immediately thereafter, senior management began to pursue revenue generating activities through attracting advertising sponsorships and licensing of Mediconsult.com's content to other health-care companies. Other sources of revenue were achieved through the provision of strategic marketing consulting and on-line electronic commerce.

     Advertising Sponsorships - Sponsor marketing began during November 1996, with a marketing newsletter and telephone campaign. The Company started aggressively pursuing pharmaceutical companies to advertise on the Company's web site in early 1997 and has continued this activity to date. In the third and fourth quarters of 1997, Novartis contracted with the Company for a number of sponsorships which management expects will generate approximately $500,000 in revenues during 1998. In early 1998, two other companies, Bristol-Myers Squibb and Pfizer also agreed to sponsorships. These will generate modest income for 1998, but will establish the relationship and may lead to more significant revenues in the future.

     "HealthMEDIC" - The Company formally launched its private label content licensing product in January 1998. As of March 1998, one customer had agreed to license Mediconsult.com's content.

     Strategic Consulting - The Company earns consulting revenues in conjunction with implementing advertising sponsorships and licensing content. This consulting activity has generated modest revenues, and is expected to continue to do so, but is integral to the process of developing client relationships and establishing the Company's credibility and skill set.

     "MediStore" - Launched in April 1997, MediStore provides an opportunity for visitors to purchase medical products on-line. The Company anticipates that significant revenues will not be generated through e-commerce for several years. The MediStore, however, provides the Company with a beachhead in e-commerce until then.

     In December 1996, the Company commenced a service offering people the opportunity to submit questions to medical experts for a fee. The formal launch of the "MediXperts" consulting service was completed in November 1997. As of March 31, 1998 more than 55 world-renowned medical specialists were members of the MediXperts panel.

     In January 1997, the Company started advertising on Yahoo!, WebCrawler, America On Line, Lycos and several other search engines on the Internet. Subsequently, this advertising has been limited primarily to Yahoo!, although the Company continually follows up on all advertising opportunities. In addition, the Company posts messages to news groups to promote the site to users on the Internet.

     During March 1997, the Company entered into an agreement with CompuServe Incorporated ("CompuServe")(now owned by AOL) whereby CompuServe has established on its Internet site links to the Company's site and the Company has created a referral area on its website to refer users to CompuServe's site.

     During April 1997, the Company entered into an agreement with IBM Canada Ltd. which basically has two components. First, the Company is working with IBM Canada to build a website for the Company's online medical products store using IBM's Net.commerce software. Secondly, the Company's staff has been working in a consulting capacity to assist IBM Canada in the development and marketing of its Net.commerce software for small and medium sized companies.

     The IBM Net.commerce software is a proprietary electronic commerce software product sold by IBM Canada to companies wishing to establish an on-line retail environment. The Company has completed most of its services under this agreement with IBM Canada, and these services included assessing the competition, identifying bugs in the software, reviewing the installation process, reviewing the IBM website tools that support the product, reviewing marketing plans, creating proposal templates for selling the product and conducting presentations to IBM Canada marketing staff.

     The Company charged IBM Canada based on the actual time spent at the Company's standard daily rates for consulting services.

     Since November 1996, the Company has signed content and marketing agreements with approximately eighteen non-profit patient support organizations. The agreements provide for sharing of medical information, sales of videotapes, books and other products, online donation and membership registration for conferences and association services; all via the Company's proposed secure transactions area. Generally, these agreements provide that the Company will be paid a referral fee based on a percentage of the purchase price of items sold through the Company's store or other payments made to the organization plus credit card processing charges. Organization members will also be able to participate in the Company's online services including moderated discussion groups to obtain timely information and emotional support.

     The organizations that have agreements with the Company are:

     --  The Brain Tumor Society
     --  Chronic Fatigue Syndrome & Immunological Disorders Association
            of America
     --  MidLife Woman (Menopause)
     --  US TOO! (Prostate Cancer)
     --  National Stroke Association
     --  American Liver Foundation
     --  Testicular Cancer Resource Center
     --  National Depression/Manic-Depression Association
     --  American Sleep Apnea Association
     --  Leukemia Society of America
     --  Alliance for Lung Cancer, Advocacy, Support and Education
     --  The Arthritis Foundation
     --  Glaucoma Research Foundation
     --  Hospice Foundation of America
     -- International Council on Infertility Information Dissemination -- National Mental Health Association
     --  National Family Caregivers Association
     --  National Health Council

     During April 1997, the Company verbally agreed with CenterWatch, Inc., a leading clinical trial organization, pursuant to which the Company will present educational and other material on clinical trials and provide leads to CenterWatch for a flat monthly fee.

     During April 1997, the Company signed an agreement with the Canadian syndicated television show, "Doctor on Call", to co-brand the show and the site and co-market both companies to advertisers.

BUSINESS - INTRODUCTION

     The Company is a consumer marketing company featuring a "site" on the World Wide Web. The Company's objective is to create a high quality content destination on the Internet, attract visitors who will find the information valuable and generate revenue from visitors and advertisers. The Company also intends to reach non-Internet users through newsletters, CD-Roms, television and other vehicles.

     While the initial focus of the business is catering to the needs of patients, there are many natural extensions to pursue in the future, including physicians, plastic surgeons, pharmacies and other health care segments. The content is presented in English and can be translated into other languages to expand the market opportunity.

     The Company's objectives are to generate revenue from website advertising, sponsorships, licensing content, product and service sales, and consulting services. Access to the site will be free, however special services will be available for a fee.

     The Company's marketing strategy has two components. First, the Company is executing a consumer public relations and advertising campaign to attract visitors to the site and raise awareness of the site. This campaign includes online and off-line activities. Second, the Company is conducting a sponsor public relations and advertising campaign to attract advertising agencies, pharmaceutical firms, health management organizations, pharmacy chains, medical device manufacturers, clinical trial companies, biotechnology firms and other health care providers as advertisers and sponsors.

THE INTERNET SITE

     The Company's Internet site is designed from the ground up with the consumer in mind. The objective is to develop an empowered patient who achieves improved health. The site strives to provide "one-stop shopping" for customer medical information. The vast majority of services are provided free to the visitor.

     All information and services are organized into 50 different medical condition topics. Some of the topics included are: attention deficit disorder, AIDS, allergies, alzheimer's disease, arthritis, asthma, breast cancer, bronchitis, colorectal cancer, depression, diabetes, erectile dysfunction, headache/migraines, heart disease, infertility, lung cancer, melatonin, menopause/osteoporosis, obesity, hypertension, pregnancy, prostrate cancer, sleep disorder, spinal cord injury, sexually transmitted diseases, stress and strokes. Additional sites will be added in the future.

     Services: For each listed medical topic the site offers a combination of the following services:

      *Journal Club: The Journal Club provides summaries of articles from leading, peer-reviewed medical journals (e.g., New England Journal of Medicine) that would be of interest to patients, friends and families. The summaries of the articles are prepared by qualified medical journalists who are hired as independent contractors/consultants by the Company.

      *Support Group: Users can post messages, ideas or responses to an e-mail bulletin board that is moderated by a health care professional.

      *Conference Highlights: Selected papers presented to major medical conferences are summarized by qualified medical journalists and presented in the same manner as the Journal Club within days of the medical conference ending.

      *Educational Material: This section includes basic primer information on each topic as well as specific material provided by organizations such as the National Institute of Health, pharmaceutical companies, major associations for each condition, leading hospitals and prominent support groups.

      *Drug Information: This database provides detailed information on drugs used to treat specific medical conditions. The information is from the US Pharmacopoeia database and is supplemented by information from pharmaceutical firms and other health organizations. The database includes 30 areas of information on each drug, including side effects, missed dosage, pregnancy implications and interactions with other medications.

      *Outside Sources: This service contains a list of links to selected Internet sites covering the medical topic of interest. A brief description of the linked site is included to assist the user in selecting the best site.

      *MediXpert: This service currently provides a visitor to the site with tailored information based on the specific information submitted by the visitor, from one of approximately 50 physician specialists covering over 30 different medical conditions. Visitors can select the individual specialist most appropriate to their needs based on the specific credentials and experience of each physician. The Company intends to add specialists in other fields in the future. A visitor who desires to use this service is asked to complete a questionnaire with complete background information and the specific hypothetical questions he would like answered. The request and response are both processed in such a manner that they are private and not accessible to other users of the site. The specialists who respond to these requests provide only general information and they do not provide medical advice or diagnoses, and they do not make any patient-specific recommendations. The user is instructed that the specialist is not the user's personal physician, and that the specialist will not know the identity of the user, but will be asked the question in a hypothetical format.

     The physician specialists execute consulting agreements with the Company in which they agree to act as independent contractors and to be compensated based on a set fee for each report they prepare.

      *Medical Supplies:  This section was opened in April 1997.
Users are able to purchase hard to find medical products, devices and services which are shipped for home delivery. The Company in essence has a medical supply store. The Company has agreed to use IBM's Net.Commerce software for its on-line store.

      *Patient Associations: This service provides links to patient associations involved with the medical conditions covered in the topic. A detailed introduction to the association is provided. Through these links, a user has access to membership information, additional material on the medical topic, and products and services offered by the association. As of April 14, 1998, eighteen associations are represented on the Company's website; and active discussions are underway with a number of others.

      *Bookstore: This service provides a list of recommended reading materials with a review prepared by the Company. The books can be purchased on-line through the link to the Amazon.com on-line bookstore.

     Stepping outside of the Internet, there are thousands of patients wanting the same quality of information organized into specific topics -- who do not have access to the Internet. The Company has thousands of pages of documents, and it is only reaching a small percentage of the people who are sick. To service this demand, the Company intends to publish off-line newsletters in the future. The Company believes that it has enough content to publish a monthly issue on most topics which are included on the website.

CONSULTING

     The Company has developed a comprehensive Internet Marketing Methodology[TM] and the Company believes that it can utilize this marketing methodology as a basis for providing consulting services to other companies that are interested in developing a strategy for marketing on the Internet. These consulting services are to be distinguished from the services described above under "History of MCL" which the Company performed for IBM Canada in connection with its Net.commerce software.

     The Company charges its consulting clients based on the actual amount of time spent at the Company's standard daily rates for consulting services.

MARKET AND MARKETING STRATEGY

     Thus far, the Company's website has been visited by patients (76%), their families and friends (18%) and some health professionals. The Company received in excess of three million visits to its website during 1997. Each visitor downloaded an average of approximately four documents per visit (14,000,000 documents for the year).

     The Company's mission is to help patients make better health care decisions, communicate more effectively with health care providers and promote compliance with appropriate therapies.

     The business strategy is to attract high quality visitors to the site and provide them with information, services and products pertinent to their medical condition.

     The Internet site is attracting visitors who are more focused than the average Internet user. The following statistics indicate that the visitors represent a very targeted audience:

     Visitors average age:  45 year old (Internet average 33 years old)

     Visitors gender:  67% female (Internet average 48%)

     86% of visitors are either a patient or an influencer of a patient:

     76% Patient        18% Influencer          4% Doctor          2% Other

     70% of visitors have been diagnosed with a medical condition.

     80% discuss the information with their doctor-creating value for sponsors.

     The Company intends to build relationships with strategic organizations in the healthcare and information technology sectors. These organizations would include healthcare providers -- like pharmaceutical firms, medical service companies, specialized hospital departments, non-profit support groups, and physician organizations -- as well as charitable research foundations and publishers, HMOs, PBMs, pharmacies, clinical trial organizations, allied health-care groups, and consumer media. These relationships are expected to result in long-term partnerships. The Company has agreed with eighteen non-profit patient associations to provide their information on the Company's site. During April 1997, the Company established a "secure server" transaction area to allow the non-profit associations a place to accept donations, and sell products and services to users online. In return for promoting and processing the sales the Company will charge the association a fee of approximately 10% of the transaction amount.

COMPETITION

     Management believes that there are over 20,000 medical and health information sites on the Internet, and approximately 100 to 200 of these sites are regularly managed and updated. Included among these Internet sites are Intelihealth, a site developed jointly by Aetna U.S. Healthcare and Johns Hopkins University; Medscape, operated by Medscape, Inc.; PharmInfoNet, operated by VirSci Corporation; HealthAnswers, operated by Orbis Broadcast Group; and sites operated by Mayo Clinic, Avicenna, Sapient Health Network, Global Medic and HealthGate. Many of these competitors have significantly greater financial, technical and marketing resources than the Company and some have greater name recognition and client/patient bases.

     The Company attempts to compete by focusing on the needs of a patient who has a particular illness or medical condition. Information on the Company's site is organized into 50+ medical types so that a patient with a particular illness or question can go immediately to the health problem he/she is interested in. Most websites of competitors, on the other hand, are designed to provide information for physicians or physicians and patients.
The Company attempts to provide the latest available information on the topics it covers and new information is added daily. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

GOVERNMENT REGULATION

     The only portion of the Company's business which may become regulated is the "MediXpert" service on the website. If the specialist were to be deemed to be practicing medicine, he may be required to be licensed as a physician in the jurisdiction where the user resides. The Company has attempted to carefully design this portion of its business to avoid the claim that it or its specialists are practicing medicine. The specialists only provide general information in response to hypothetical questions. No medical opinions or diagnoses are provided and no patient-specific recommendations are made. The specialist always recommends that a user consult with his/her physician.
Based on the foregoing, the Company believes that the services provided by its specialists do not constitute practicing medicine. In the event that some state or other regulatory agency determines that the Company or its specialists are practicing medicine without a license, the Company will be required to revise or terminate this portion of its business. The Company does not believe that this would have a material adverse impact on its business because this is not expected to be a significant source of revenue or profits for the Company.

EMPLOYEES AND CONSULTANTS

     As of April 1, 1998, the Company had approximately 45 employees and consultants of which 30 work full-time for the Company. The Company's employees are not represented by any labor union. Management believes that its relationship with its employees is favorable.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases office space at 21 Eric Street, Cambridge, Massachusetts at a monthly rate of $2,000. Most of the Company's employees and consultants work out of their homes or contractor's offices. The employees and consultants make extensive use of Email, telephone and fax communications.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a)MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "MCNS". The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board. The Common Stock has been quoted on the Bulletin Board since September 30, 1996. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                 HIGH BID     LOW BID
             --------------                --------     -------
             December 31, 1996             $2.37        $0.625

             March 31, 1997                $2.25        $1.52
             June 30, 1997                 $2.4375      $1.31
             September 30, 1997            $3.3125      $1.39
             December 31, 1997             $1.69        $1.01

      (b)HOLDERS. As of March 28, 1998, the Company had approximately 101 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

      (c)DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

      (d)RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     The Company's revenues during the year ended December 31, 1997 were $256,374 as compared to no revenues during the period ended December 31, 1996. The 1997 revenues were derived from advertising on the Company's website, related consulting services and some e-commerce sales.

     The Company's total expenses for the year ended December 31, 1997 were $2,861,420 as compared to $839,431 for the period ended December 31, 1996. The increase was primarily due to the fact that the Company's activities during 1996 were limited to launching the website and attracting visitors to the site. In addition the 1996 year commenced on April 23, 1996, the date of inception of the Company's wholly owned subsidiary, Mediconsult.com Limited.

     Contributing to the increase in expenses was the $431,565 spent on advertising and promotion in 1997 compared to no such expenditures in 1996. In January 1997 the Company started advertising on Yahoo! and several other search engines on the Internet. Salaries more than doubled from $548,424 in 1996 to $1,185,130 in 1997 due to the 12 months of business in 1997 compared to approximately 8 months in 1996 and the increase in the number of employees and consultants. There was $179,598 spent on medical content in 1997 compared to no such expenditures in 1996. Medical content costs of $161,600, consisting of technical translations of medical publications were deferred as of December 31, 1996 because the Company had not commenced operations. These were then amortized during 1997. Other costs and expenses increased due to the overall increased level of business activity as the Company's business increased.

     The Company's loss for the year ended December 31, 1997 was $2,625,046 compared to a loss of $862,098 for the year ended December 31, 1996. The loss was due to the increased level of expenses in 1997 which was offset by only $256,354 in revenues.

     The Company has reviewed the effect that the Year 2000 will have on its essential computer systems, especially those related to its ongoing opeations and its internal control systems, including the preparation of financial information. The Company has plans underway to ensure that there will be no significant adverse effect on its operations or accounting records related to the Year 2000.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital was $332,287 at December 31, 1997 as compared to a negative $58,811 at December 31, 1996. The increase in working capital was primarily due to the issuance of preferred stock for $2,500,000 during 1997 and the conversion of $500,000 of notes payable for 1,000,000 common shares. This investment was offset by the loss from 1997 operations of $2,625,046.

     During the year ended December 31, 1997, cash used in operating activities was $2,467,554 as compared to $961,998 of cash used in operating activities for the year ended December 31, 1996. The principal contributing factor to this increase in cash used was the loss for the year ended December 31, 1997 of $2,625,046.

     During the year ended December 31, 1997, net cash used in investing activities was $120,474 as compared to $205,298 in the prior year. The cash used was spent on capital asset purchases of computer hardware and computer programming.

     During the year ended December 31, 1997 the net cash provided by financing activities was $2,595,847 as compared to $1,560,426 in the prior year. In 1997 the Company received $2,500,000 from the sale of preferred stock and $91,997 in advances from a shareholder. The company has prepared the financial statements on a going concern basis with the assumption that the company will secure additional financing from principal shareholders for cash fow deficiencies and become profitable.

     The Company has no material commitments for capital expenditures at the time of the filing of this Report.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-10 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

          NAME       AGE     POSITIONS HELD AND TENURE
          ----       ---     -------------------------
Robert E. Jennings   40      President, CEO and Director of the Company
Ian Sutcliffe        45      Chief Operating Officer of the Company and
                             President of Subsidiary
Michel Bazinet       41      Medical Director of Subsidiary
Debora A. Falk       39      Vice President-Sales of Subsidiary

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has no nominating, compensation or audit committees.

     Set forth below are the names of all Directors, Nominees for Director and Executive Officers of the Company and its wholly-owned subsidiary, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     ROBERT E. JENNINGS - PRESIDENT, CHIEF EXECUTIVE OFFICER AND A DIRECTOR
OF THE COMPANY. Mr. Jennings has served as President, CEO and a Director of the Company since April 1996, and as CEO and a Director of Mediconsult.com Limited since its inception in April 1996. Mr. Jennings received a Bachelors Degree in Economics from the University of Western Ontario in 1979 and he received his degree as a chartered accountant in Canada in 1981. He was employed by Coopers & Lybrand in Canada and England from May 1979 until September 1988, where he spent the last four years as a senior audit manager. From September 1988 until the present, Mr. Jennings has advised companies and underwriters on mergers and acquisitions, international business, and other general business matters. He also serves as a director of MIT Ventures, Inc., a mining company which is publicly-traded on the Vancouver Stock Exchange.

     IAN SUTCLIFFE - CHIEF OPERATING OFFICER OF THE COMPANY AND PRESIDENT OF SUBSIDIARY. Mr. Sutcliffe has served as Chief Operating Officer of the Company and as President of Mediconsult.com Limited since July 1996. He has 17 years experience as a management consultant, primarily in the high-tech sector. Most recently he spent three years from July 1993 to June 1996, re-engineering key marketing and sales processes worldwide for IBM. Mr. Sutcliffe received a Bachelor of Commerce Degree from the University of British Columbia in 1980 and he received his Chartered Accountant Designation in 1982. He was employed by Coopers & Lybrand in Canada and Europe from 1979 until 1985. He owned and operated his own firm, Sutcliffe & Associates, from 1985 until 1989 when he merged his firm with BDO Dunwoody. He left BDO Dunwoody in June 1993 to begin his consulting work with IBM.

     MICHEL BAZINET - MEDICAL DIRECTOR OF SUBSIDIARY. Dr. Bazinet has served as the Medical Director of Mediconsult.com Limited since April 1996. He is a urologist specializing in uro-oncology. He completed his medical and specialty training at Sherbrooke (1979) and McGill (1984) universities in Canada, followed by a three-year fellowship in uro-oncology at the Memorial Sloan Kettering Cancer Center in New York. Dr. Bazinet has been practicing medicine at McGill University in Montreal since 1987. His responsibilities with the Company's subsidiary include the direction of the overall medical content of the Company's website and he moderates many of the Company's on-line support groups.

     DEBORA FALK - VICE PRESIDENT-SALES OF SUBSIDIARY. Ms. Falk has served as Vice President-Sales of Mediconsult.com Limited since September 1996. During July and August 1996, she was a consultant to the Company. From 1985 until June 1996, she was employed by IBM Canada in a number of technical and marketing positions with the most recent one being Canadian Market Management Process Manager. She received a Bachelor of Arts degree in Computer Science and Business from the University of Guelph in 1985.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1996 and December 31, 1997:

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
COMPENSATION

-----------------------------------
                           ANNUAL COMPENSATION               AWARDS
PAYOUTS
                          -----------------------  ---------------------------
-------
                                                             SECURI-
                                                              TIES
                                                             UNDERLY-
                                           OTHER     RE-       ING
 ALL
                                           ANNUAL  STRICTED  OPTIONS/
OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK      SARs     LTIP
COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S)  (NUMBER)  PAYOUTS
SATION
------------------  ----  -------  -----   ------  --------  --------  -------
------
Robert Jennings,    1997  $-0-      -0-     -0-      -0-      -0-        -0-
  -0-
 President          1996  $ 55,000  -0-     -0-      -0-      790,000    -0-
  -0-

Michel Bazinet,     1997  $ 70,000  -0-     -0-      -0-      -0-        -0-
  -0-
 Medical Director   1996  $150,000  -0-     -0-      -0-      250,000    -0-
  -0-
 of Subsidiary

Ian Sutcliffe,      1997  $240,000  -0-     -0-      -0-      -0-        -0-
  -0-
 President of       1996  $120,000  -0-     -0-      -0-      250,000    -0-
  -0-
 Subsidiary

                    AGGREGATED OPTION EXERCISES IN YEAR ENDED
              DECEMBER 31, 1997 AND DECEMBER 31, 1997 OPTION VALUES

                                         SECURITIES UNDER-   VALUE OF UNEXER-
                     SHARES              LYING UNEXERCISED    CISED IN-THE
                    ACQUIRED                  OPTIONS         MONEY OPTIONS
                       ON                   AT 12/31/97        AT 12/31/97
                    EXERCISE    VALUE       EXERCISABLE/       EXERCISABLE/
     NAME           (NUMBER)   REALIZED    UNEXERCISABLE      UNEXERCISABLE
     ----           --------   --------   ---------------   ----------------
Robert Jennings       -0-        -0-         790,000/0         $809,750/0
Michel Bazinet        -0-        -0-               0/0         $      0/0
Ian Sutcliffe         -0-        -0-               0/0         $      0/0

                         OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                    NUMBER OF       % OF TOTAL
                    SECURITIES       OPTIONS
                    UNDERLYING      GRANTED TO     EXERCISE OR
                     OPTIONS       EMPLOYEES IN    BASE PRICE     EXPIRATION
      NAME          GRANTED(#)      FISCAL YEAR      ($/SH)          DATE
      ----         ------------    ------------    -----------    ----------
Robert Jennings          0             N/A             N/A           N/A
Michel Bazinet           0             N/A             N/A           N/A
Ian Sutcliffe            0             N/A             N/A           N/A

     The Company has no employment agreements with any of its executive officers.

DIRECTOR COMPENSATION

     Directors of the Company do not receive any fees for their services in such capacity. However, each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company.

STOCK OPTION PLAN

     In April 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan was approved by the Company's shareholders during May 1996. The 1996 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted. As originally adopted, the total number of shares of Common Stock subject to options under the 1996 Plan was not to exceed 1,500,000, subject to adjustment in the event of certain recapitali-zations, reorganizations and similar transactions. On December 31, 1997, the Board voted to increase the plan to 2,000,000 shares, subject to shareholder approval by December 31, 1998.

     The Board of Directors may amend the 1996 Plan at any time, provided that the Board may not amend the 1996 Plan to materially increase the number of shares available under the 1996 Plan, materially increase the benefits accruing to Participants under the 1996 Plan, or materially change the eligible class of employees without shareholder approval.

     There have been a total of 1,732,000 options granted under the 1996 Plan, of which 598,000 have been exercised as of March 28, 1998. There were 1,134,000 options outstanding as of March 28, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 28, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                    AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------
Robert Jennings                     10,240,000(1)            56.6%
33 Reid Street, 4th Floor
Hamilton HM 12
Bermuda

Michel Bazinet                       1,000,000(2)             5.8%
343 Brookfield Street
Mount-Royal
Montreal, Quebec
Canada  H3P 2A7

The Mediconsult Trust(3)             9,450,000               54.6%
51 Pitts Bay Road
Pembroke HM 12
Bermuda

Ian Sutcliffe                          250,000(4)             1.4%
16 Stonehedge Hollow
Unionville, Ontario
Canada  L3R 3Y9

All Executive Officers and          11,490,000(5)            63.5%
Directors as a Group
(5 Persons)
_________________
(1) Includes 9,450,000 shares owned beneficially by Mr. Jennings by virtue of his interest in the shares held by The Mediconsult Trust, and 790,000 shares subject to immediately exercisable options granted under the 1996 Stock Option Plan.

(2) Represents 1,000,000 shares directly owned by Mr. Bazinet. Does not include a contingent indirect beneficial interest in The Mediconsult Trust because the Mediconsult Trust is subject to the total discretion of Robert Jennings, the trustee of The Mediconsult Trust.

(3) The trustee of The Mediconsult Trust is Robert Jennings, and as trustee Mr. Jennings has full control of the voting rights of the Trust. Mr. Jennings created the trust and originally contributed all assets to the trust. He has total discretion in the management and operation of the trust including the sale of trust assets and the allocation of the proceeds among beneficiaries. He also has absolute power to change beneficiaries. This Trust is a personal tax and estate planning trust and it has an indefinite term.

(4) Represents 250,000 shares owned directly by Mr. Sutcliffe. Does not include a contingent indirect beneficial interest in The Mediconsult Trust because The Mediconsult Trust is subject to the total discretion of Robert Jennings, the trustee of The Mediconsult Trust.

(5)  Includes presently exercisable options held by Mr. Jennings.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF MEDICONSULT.COM LIMITED

     On April 23, 1996, the Company issued 11,000,000 shares of its Common Stock to the holders of 100% of the outstanding common stock of Mediconsult.com Limited, a Bermuda corporation ("MCL"), in an exchange transaction in which MCL became a wholly-owned subsidiary of the Company.

     The stock issuances were made pursuant to an Agreement Concerning the Exchange of Common Stock ("Agreement") between the Company and MCL. The terms of the Agreement were the result of negotiations between the managements of the Company and MCL. However, the Company's Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

     The persons receiving stock in this exchange were the following:

                   NAME                         NUMBER OF SHARES
                   ----                         ----------------
           The Mediconsult Trust                    10,250,000
           Michel Bazinet                              750,000
                                                    ----------
               Total                                11,000,000

TRANSACTIONS INVOLVING THE COMPANY

     During October 1996, the Company issued debentures in the aggregate principal amount of $500,000 to four non-affiliated persons who had previously loaned $500,000 to the Company's subsidiary. The debentures were convertible into the Company's Common Stock at a conversion rate of $.50 per share. All four of the debentures were converted into an aggregate of 1,000,000 shares of the Company's Common Stock on June 30, 1997. One of the debentures ($300,000) was held by Kevin Winter who acquired 600,000 shares on the conversion of his debenture.

     Since April 1996, Robert Jennings has advanced funds to the Company on an interest-free basis. The outstanding balance of these advances was $51,841 on December 31, 1996 and $143,838 on December 31, 1997.

     On June 30, 1997, the Company issued 190,000 shares of its $10 Non-Cumulative Preferred Stock to Robert Jennings in exchange for $1,000,000 in cash and $900,000 of debt conversion. On December 31, 1997, the Company issued an additional 60,000 shares of its $10 Non-Cumulative Preferred Stock to Robert Jennings for $600,000 in cash.

     During December 1996, the Company sold 970,000 shares of its Common Stock to Kevin Winter at $1.00 per share for a total consideration of $970,000.

TRANSACTIONS INVOLVING MEDICONSULT.COM LIMITED

     Mediconsult.com Limited was incorporated under the laws of Bermuda on April 11, 1996.

     On April 11, 1996, the corporation issued 12,000 shares to the Mediconsult Trust for total consideration of $12,000.

     The Board of Directors was of the opinion that the terms of the above transactions were at least as favorable as those which could be obtained from independent third parties.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER   DESCRIPTION                         LOCATION
-------  -----------                         --------
  3.1    Articles of Incorporation           Incorporated by reference to
                                             Exhibit 3.1 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on December 16, 1996

  3.2    Bylaws                              Incorporated by reference to
                                             Exhibit 3.2 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on December 16, 1996

  9.1    Declaration of Trust -- The         Incorporated by reference to
         Mediconsult Trust                   Exhibit 9.1 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on June 27, 1997

 10.1    1996 Stock Option Plan              Incorporated by reference to
                                             Exhibit 10.1 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on December 16, 1996

 10.2    Agreement Concerning the Exchange   Incorporated by reference to
         of Common Stock Between the Com-    Exhibit 10.2 to the Registrant's
         pany and Mediconsult.com Ltd.       Form 10-SB Registration State-
                                             ment filed on December 16, 1996

 10.3    Articles of Merger with             Incorporated by reference to
         Delaware Subsidiary                 Exhibit 10.3 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on December 16, 1996

 10.4    Worldwide Web Server Agreement      Incorporated by reference to
         with TeleVisions, Inc., and         Exhibit 10.4 to the Registrant's
         Amendment                           Form 10-SB Registration State-
                                             ment filed on December 16, 1996

 10.5     Marketing Partnership Proposal     Incorporated by reference to
          with Electric Entertainment re     Exhibit 10.5 to the Registrant's
          Doctor on Call                     Form 10-SB Registration State-
                                             ment filed on June 6, 1997

 10.6     Form of Consulting Agreement       Incorporated by reference to
          with Physician Specialist          Exhibit 10.6 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on June 6, 1997

 10.7     Agreement with IBM Canada          Incorporated by reference to
                                             Exhibit 10.7 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on June 6, 1997

 21       Subsidiaries of the Small          Incorporated by reference to
          Business Issuer                    Exhibit 21 to the Registrant's
                                             Form 10-SB Registration State-
                                             ment filed on December 16, 1996

 23      Consent of Coopers & Lybrand       Filed herewith electronically

 27      Financial Data Schedule            Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1997.

Coopers
& Lybrand

chartered accountants

Dorchester House
7 Church Street West
Hamilton, Bermuda HM 1

P.O. Box HM 1171
Hamilton, Bermuda, HM EX

telephone (441) 295-2000
fax (441) 295-1242 (groups 1/2/3)

March 19, 1998

Independent Auditors' Report To The Shareholders Of
Mediconsult.com Inc.

We have audited the accompanying consolidated balance sheets of Mediconsult.com Inc. on page F-2 as of December 31, 1997 and 1996 and the related consolidated statements of loss and deficit and cash flows on pages F-3 and F-4 for the year ended December 31, 1997 and the period from April 23, 1996 to December 31. 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediconsult.com Inc as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 and the period from April 23, 1996 to December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.

/s/ Coopers & Lybrand
Coopers & Lybrand

Chartered Accountants

Coopers & Lybrand is member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland

David E.W. Lines OBE, FCA, JP     Raymond C. Medeiros     George H. Holmes
Peter C.B. Mitchell     Thomas E.C. Miller     Darren Q. Johnston     E.
Kirkland Cooper OBE, FCA, JP (Consultant)

Mediconsult.com Inc.
Consolidated Balance Sheets
As Of December 31, 1997 And 1996
(Expressed in U.S. Dollars)

                                                       1997         1996
                                                         $            $
Current Assets
  Cash                                                400,949      393,130
    Accounts receivable                               157,810            0
    Deferred medical content costs (note 3)                 0      161,600
                                                   ----------    ---------
       Total Current Assets                           558,759      554,730

       Capital Assets (note 4)                        193,004      205,298
                                                   ----------    ---------
       Total Assets                                   751,763      760,028
                                                   ----------    ---------
Current Liabilities

    Accounts payable and accrued liabilities           82,634       39,033
    Interest payable (note 5)                               0       22,667
    Advances from shareholder (note 6)                143,838       51,841
    Notes payable (note 5)                                  0      500,000
                                                   ----------    ---------
      Total Current Liabilities                       226,472      613,541
                                                   ----------    ---------
Shareholders' Equity
    Capital Stock (notes 7 and 8)                   4,012,435    1,008,585
    Deficit                                        (3,487,144)    (862,098)
                                                   ----------    ---------
      Total Shareholders' Equity                      525,291      146,487
                                                   ----------    ---------
   Total Liabilities And Shareholders' Equity         751,763      760,028
                                                   ----------    ---------
Signed on Behalf of the Board

______________________________           _________________________________
Director                                 Director

The accompanying notes on patges F-5 to F-10 are an integral part of these consolidated financial statements.

Mediconsult.com Inc.
Consolidated Statements Of
Loss And Deficit
For The Year Ended December
31, 1997 And
The Period From April 23, 1996
To December 31, 1996
(Expressed in U.S. Dollars)
                                                      1997          1996
                                                        $             $
                                                   ----------     --------
Revenues
         Advertising                                  253,954            0
         Sales - net                                    2,420            0
                                                   ----------     --------
                                                      256,374            0
                                                   ----------     --------
Expenses
     Salaries (notes 8 and 9)                       1,185,130      548,424
       Advertising and promotion                      431,565            0
       Office                                         307,869      170,491
       Amortization and depreciation                  294,368            0
       Travel                                         236,770       69,896
       Medical content                                179,598            0
       Computer maintenance                            87,104            0
       Insurance                                       67,573            0
       Accounting and legal                            55,963       50,620
       Bank charges                                    15,480            0
                                                   ----------     --------
                                                    2,861,420      839,431
                                                   ----------     --------
     Operating Loss For The Year                   (2,605,046)    (839,431)
                                                   ----------     --------
     Interest expense                                 (20,000)     (22,667)
                                                   ----------     --------
     Loss For The Year                             (2,625,046)    (862,098)

     Deficit - Beginning Of Year                     (862,098)           0
                                                   ----------     --------
     Deficit - End Of Year                         (3,487,144)    (862,098)
                                                   ==========     ========
Per share loss applicable to
common stock (note 12):
     Net Loss                                           (0.16)       (0.06)
                                                   ==========     ========

The accompanying notes on pages F-5 to F-10 are an integral part of these consolidated financial statements.

Mediconsult.com Inc.
Consolidated Statements Of Cash Flows
For The Year Ended December 31, 1997 And
The Period Prom April 23, 1996 To December 31, 1996
(Expressed in U.S. Dollars)

                                                   1997            1996
                                                     $               $
                                                ----------      ----------
Cash Flows From Operating Activities:
     Loss for the year                          (2,625,046)       (862,098)
     Adjustment to reconcile loss for
     the year to net cash used in
     operating activities:
         Depreciation of capital assets            132,768               0
         Change in assets and liabilities:
         Accounts receivable                      (157,810)              0
         Deferred medical content costs            161,600        (161,600)
         Accounts payable and accrued
            liabilities                             43,601          39,033
         Interest payable                          (22,667)         22,667
                                                ----------      ----------
Net cash used in operating activities           (2,467,554)       (961,998)
                                                ----------      ----------
Cash Flows From Investing Activity:
     Capital asset purchases                      (120,474)       (205,298)
                                                ----------      ----------
Cash Flows From Financing Activities:
     Advances from shareholder                      91,997          51,841
     Issue of preferred stock                    2,500,000               0
     Issue of common stock                           3,850       1,008,585
     Notes payable                                       0         500,000
                                                ----------      ----------
Net cash provided by financing activities        2,595,847       1,560,426
                                                ----------      ----------
Increase In Cash                                     7,819         393,130

Cash - Beginning Of Year                           393,130               0
                                                ----------      ----------
Cash - End Of Year                                 400,949         393,130
                                                ==========      ==========
Non-Cash Financing Activities (notes 5 and 7)

The accompanying notes on pages F-5 to F-10 are an integral part of these consolidated financial statements.

Mediconsult.com Inc.
Notes To Consolidated Financial Statements
For The Year Ended December 31, 1997 And
The Period From April 23, 1996 To December 31, 1996
(Expressed in U.S. Dollars)

1.   Operations

Mediconsult.com Inc. (the "company") was incorporated in the United States of America on October 31, 1989 under the name Waterford Capital, Inc. The company did not trade and was effectively dormant. On April 23, 1996 the company changed its name to Mediconsult.com Inc. and purchased the entire share capital of Mediconsult.com Limited (the "subsidiary"), a company incorporated in Bermuda. On December 4, 1996 through a merger with a Delaware Corporation with the same name, the company became a Delaware Corporation.

The subsidiary has an Internet web site located at http://www.mediconsult.com which is designed to serve the consumer demand for comprehensive top-quality information on specific medical topics. The subsidiary's target audience consist of patients who are dealing with medium and long-term medical conditions and are looking for detailed information about their illnesses, the latest treatments, drug-related and other therapies, and the management of side effects.

The company trades on the National Association of Security Dealers - Over The Counter ("NASD-OTC") market as "MCNS".

2.   Significant Accounting Policies

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements have been prepared on a going-concern basis with the assumption that the company will secure additional financing from principal shareholders for cashflow deficiencies and become profitable. The following is a summary of the accounting policies considered to be particularly significant:

      (a)Basis of consolidation

These consolidated financial statements, include the results of the company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated on consolidation.

      (b)Revenue recognition and unearned income

Revenues from the web site operations are recorded on an accrual basis and are recognized as income on a pro-rata basis over the contract period to provide services from web site operations. Unearned income represents the portion of the revenue which is applicable to the unexpired period of the contract.

      (c)Depreciation

Depreciation of the company's capital assets has been computed on the straight-line method over the estimated useful lives of the assets as indicated below:

                Estimated
                Property                        Useful Lives
         --------------------                   ------------
         Computer Hardware                         2 years
         Computer Programming                      2 years

Depreciation on capital assets was deferred until the commencing January 1, 1997 when the company's computer systems became fully operational and the company began to derive economic benefit from them.

The company writes off fully depreciated assets from its books.

      (d)Deferred medical content costs

Medical content costs deferred at December 31, 1996 were amortized over a period of 12 months commencing January l, 1997 when the company began operations. Also commencing January l, 1997 current medical content costs are expensed as incurred.

      (e)Employee stock option compensation

Stock options over common shares granted to employees are expensed over their vesting period based on their fair value at the date of grant. The fair value of stock options is estimated using an option-pricing model that takes into account the exercise price, expected life of the options, current market price of the common shares and their expected volatility, expected dividends on the common stock, and the risk-free interest rate based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

3.   Deferred Medical Content Costs

Medical content costs, consisting of technical translations of medical publications which provide a benefit to the company estimated to be one year in duration, were deferred as of December 31, 1996 because the company had not commenced operations. During the year ended December 31, 1997, the deferred medical content costs of $161,600 were amortized.

4.   Capital Assets

Capital assets comprise:
                                                       1997       1996
                          Accumulated                Net Book   Net Book
                             Cost     Depreciation     Value      Value
                               $            $            $          $
                            -------   ------------   --------   --------
  Computer Hardware         102,401        (44,397)    58,O04     75,186
  Computer Programming      223,371        (88,371)   135,000    130,112
                            -------   ------------   --------   --------
                            325,772       (132,768)   193,004    205,298
                            =======        =======    =======    =======

5.   Notes Payable

During the period ended December 31, 1996, the company was advanced notes payable in the aggregate of $500,000. These notes were repayable on December 31, 1997 and accrued interest at a rate of 8% per annum.

On October 25, 1996 the company offered, at the option of the holder, the right to convert the principal amount of the notes payable into common shares at a conversion price of $0.50 per share, at any time prior to the repayment date. On June 30, 1997 the option was fully exercised for 1,000,000 common shares.

   6.Advances From Shareholder

Advances from shareholder are interest free and repayable on demand.

   7.Capital Stock

      (a)Authorized capital stock

On October 31, 1989, the date of incorporation, the company had an authorized share capital of 700 million common shares of no par value and 10 million shares of $.001 par value Preferred Stock.

During the year ended December 31, 1997 250,000 shares of $.001 par value Preferred Stock were designated as a new series called $10.00 Non-Cumulative Preferred Stock.

As of December 31, 1997 and 1996 authorized capital stock comprises:

                                            1997                     1996
                                   Number of                Number of
                                    Shares         $         Shares       $
                                  -----------  ----------  -----------  ------
     Preferred Stock
       $.001 par value
       Preferred Stock              9,750,000       9,750   10,000,000  10,000

       $10.00 Non-Cumulative
       Preferred Stock                250,000   2,500,000            0      0
                                  -----------  ----------  -----------  ------
                                   10,000,000   2,509,750   10,000,000  10,000
                                  -----------  ----------  -----------  ------
     Common Stock at
       no par value               700,000,000           0  700,000,000       0
                                  ===========  ==========  ===========  ======

     (b)  Share rights

          (i)  $.001 par value Preferred Stock

The Preferred Stock may be issued from time to time in series as determined by the Board of Directors. The Board of Directors is authorized to fix and determine the variations in the relative rights and preferences as between series the Preferred Stock as may have limited, contingent or no voting powers, may have such designations, preferences, dividends, and relative, participating, optional or other special rights and be subject to such qualifications, limitations and restrictions as the Board of Directors shall determine. The Preferred Stock may be subject to redemption by the company or at the options of the holders thereof and may be convertible into Common Stock or exchangeable for other securities of the company. So long as no shares of any class or series established by resolution of the Board of Directors have been issued, the voting rights, designations, preferences and relative, optional, participating or other rights of these shares may be amended by resolution of the Board of Directors.

          (ii) $10.00 Non Cumulative Preferred Stock

Each issued and outstanding share of $10.00 Non-Cumulative Preferred Stock entitles the holder of record to receive dividends in cash at the rate of 8% per annum as and when declared by the Board of Directors. The right to dividends are non-cumulative. Holders of preferred shares of $10.00 Non-Cumulative Preferred Stock will be entitled, on a voluntary or involuntary liquidation, dissolution or winding up of the company, before any payment or distribution shall be made on the common stock, an amount per share equal to $10 per share. Each share of S10.00 Non-Cumulative Preferred Stock shall entitle the holder to one vote and with respect to each such vote, a holder of shares of $10.00 Non-Cumulative Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock, share for share, and shall be entitled to vote with holders of Common Stock together as a single class. Each share of $10.00 Non-Cumulative Preferred Stock may be redeemed at the option of the company for $10 per share, plus an amount equal to declared and unpaid dividends. During the year ended December 31, 1997 no dividends were declared.

     (c)  Issued Capital Stock

On November 7, 1989, the company issued 13,500 common shares for a total consideration of $100 in cash. On April 23, 1996, 55,000 common shares were issued in exchange for the entire share capital of Mcdiconsult.com Limited, the Bermuda corporation which had a fair value of $Nil at that date. An additional 5.197 common shares were issued on May 24, 1996 for $25,985 in total on August 12, 1996 a 20 for 1 share split took place, which resulted in issued common stock of 1,473,940 shares. On October 25, 1996 a 10 for 1 share split took place, which resulted in an issued common stock of 14,739,400 shares. On November 13, 1996 stock options over 500,000 common shares were exercised for $12,500 in total On November 20, 1996, the company issued 970,000 common shares for $970,000 in total. On June 30, 1997 notes payable of $500,000 were converted for 1,000,000 common shares. During the year ended December 31, 1997 stock options over 82,000 common shares were exercised for $3,850 in total.

Also during the year ended December 31, 1997 250,000 shares of the $10.00 Non-Cumulative Preferred Stock were issued for $2,500,000 cash.

As of December 3l, l997 and 1996 issued capital stock comprises:

                                           1997                    1996
                                   Number of              Number of
                                    Shares        $        Shares        $
                                 -----------  ----------  ----------  --------
     Preferred Stock
       $.001 par value
       Preferred Stock                     0          0           0          0

       $10.00 Non-Cumulative
       Preferred Stock               250,000  2,500,000           0          0
                                 -----------  ---------  ----------  ---------
     Common stock at
     no par value                 17,291,400  1,512,435  16,209,400  1,008,585
                                 -----------  ---------  ----------  ---------
     Total capital stock                      4,012,435              1,008,585
                                              =========              =========

8.   Stock Options

The company has a 1996 Stock Option Plan ("the Plan") to provide incentives to employees who contribute materially to the success and profitability of the company and to reward directors and consultants who render valuable contributions to the company. The maximum term of options granted under the Plan is ten years The Board of Directors has the exclusive power over the granting of options and their vesting provisions. During the year ended December 31, 1997 the number of common shares covered by the Plan was increased from 1,500,000 to 2,000,000.

Stock options over common shares comprise:

                                             1997                1996
                                     Weighted            Weighted
                                      Average             Average
                                     Number of Exercise  Number of  Exercise
                                      Shares     Price    Shares     Price
                                                   $                   $
                                    ---------- --------  ---------  --------
Outstanding at beginning of year       980,000     0.03          0         0
Granted during year                    252,000     1.03  1,480,000      0.03
Exercised during year                  (82,000)    0.05   (500,000)     0.03
                                    ---------- --------  ---------  --------
Outstanding at end of year           1,150,000     0.25    980,000      0.03
                                    ---------- --------  ---------  --------

                                                     1997             1996
Outstanding                                   -------------------  ---------

The ranges of stock options exercise prices are:

Stock options over number of common shares        902,000 248,000    980,000
Weighted average exercise price                     $0.03   $1.05      $0.03
Weighted average remaining contractual life     0.5 years 2 years  1.5 years

Exercisable

The ranges of stock option exercise prices are:

Stock options over number of common shares        902,000  65,000   980,000
Weighted-average exercise price                     $0.03   $1.05     $0.03

During the year ended December 31, 1997 and the period ended December 31, 1996 the fair value of the options granted was $141,068 and $Nil respectively and the amount of the fair value of options granted included in salaries expense was $40,235 and $Nil respectively.

The fair value of the options was estimated using an option-pricing model based on the weighted-average risk-free interest rate of 5.525%, an expected life of the options of two years, an expected volatility of the common stock of 95.905% and no expected dividends on the common stock.

9.   Related Party Transactions

During the year ended December 31, 1997 and the period ended December 31, 1996 salaries were paid in the amounts of $Nil and $55,000 respectively to R. Jennings; $7O,OOO and $150,000 respectively to M. Bazinet; and $240,000 and $120,000 respectively to I.Sutcliffe who are shareholders in the company.

10.   Taxation

The company's operations are conducted by its Bermuda subsidiary. The subsidiary has received an undertaking from the Bermuda Government exempting it from all local income, profits and capital gains taxes until the year 2016. At the present time, no such taxes are 1evied in Bermuda.

The company is a Delaware holding company and is currently not subject to taxation in the United States.

11.  Fair Value Of Financial Instruments

In addition to the disclosed estimated fair value of stock options as disclosed in note 8 the estimated fair value of the company's other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, interest payable, advances from shareholder and notes payable approximate their carrying value.

12.  Per Share Loss

Per share data is based on the average number of common shares outstanding. The average number of common shares outstanding during the year ended December 31, 1997 and the period ended December 31, 1996 were 16,729,900 and 14,861,000, respectively.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1998                MEDICONSULT.COM INC.

                              By: /s/ Robert Jennings
                                        Robert Jennings, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                   TITLE                    DATE



/s/ Robert E. Jennings    President, Chief Executive   April 15, 1998
Robert E. Jennings        Officer, Chief Financial
                          Officer and Director



/s/ Ian Sutcliffe         Chief Operating Officer      April 15, 1998
Ian Sutcliffe