Form 10QSB
period 1998-03-31
MEDICONSULT COM INC
filed 1998-05-20
CIK 1016134

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the quarterly period Ended March 31, 1998

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

                              Yes [ X ]   No [   ]

There were 17,307,400 shares of the Registrant's Common Stock outstanding as of March 31, 1998.

                            MEDICONSULT.COM, INC.
                                 FORM 10-QSB

                                     INDEX
                                     -----
Part I.  Financial Information

Item 1.  Financial Statements                                           Page

         Condensed Consolidated Balance Sheets - March 31, 1998
         and December 31, 1997                                           3

         Consolidated Statements of Loss and Deficit for the three
         month periods ended March 31, 1998 and March 31, 1997           4

         Consolidated Statement of Cash Flows for the three month
         period ended March 31, 1998                                     5

         Note to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6

Part II. Other Information and Signatures                                6

         Signatures                                                      7

                      MEDICONSULT.COM, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                   (Expressed in U.S. Dollars)

                                                 March 31,   December 31,
                                                   1998         1997
                                               -----------   -----------
CURRENT ASSETS

  Cash                                         $   258,270  $   400,949
  Accounts receivable                              274,308      157,810
                                               -----------  -----------
    TOTAL CURRENT ASSETS                           532,578      558,759

CAPITAL ASSETS (Note 4)                            184,279      193,004

TOTAL ASSETS                                       716,857      751,763

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         140,443       82,634
  Advances from shareholder                         93,339      143,838
                                               -----------  -----------
    TOTAL CURRENT LIABILITIES                      233,782      226,472

SHAREHOLDERS' EQUITY
  Capital stock                                  4,413,035    4,012,435
  Deficit                                       (3,929,960)  (3,487,144)
                                               -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY                     483,075      525,291
                                               -----------  -----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                       $   716,857  $   751,763

                       MEDICONSULT.COM INC.
                 CONSOLIDATED STATEMENTS OF LOSS
                           (Unaudited)
                   (Expressed in U.S. Dollars)

                                            Three Months Ended March 31,
                                               1998             1997
                                             --------         --------
REVENUES
  Advertising                                $192,500         $ 16,078
  Sales                                        13,692
                                             --------         --------
                                              206,192           16,078
EXPENSES
  Salaries                                    258,758          244,900
  Advertising and promotion                    35,998                -
  Office                                      102,928           61,100
  Amortization and depreciation                38,950           77,753
  Travel                                      104,839           31,740
  Medical content                              65,543          191,789
  Computer maintenance                         28,000           58,711
  Selling expenses                             12,865                -
  Accounting and legal                          1,127           11,762

                                              649,008          677,755

OPERATING LOSS FOR THE PERIOD                (442,816)        (661,677)

Interest expense                                    0           20,000

LOSS FOR THE PERIOD                          (442,816)        (671,678)

                       MEDICONSULT.COM INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
                   (Expressed in U.S. Dollars)

                                                  Three Months Ended
                                                     March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss for the period                                   $(442,816)
  Adjustment to reconcile loss for the year
   to net cash used in operating activities:
     Depreciation of capital assets                        38,950
  Change in assets and liabilities
     Accounts receivable                                 (116,498)
     Accounts payable and accrued liabilities              57,809
                                                        ---------
NET CASH USED IN OPERATING ACTIVITIES                    (462,555)

CASH FLOWS FROM INVESTING ACTIVITY:
Capital asset purchases                                   (30,225)
                                                        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from shareholder                               (50,499)
  Issue of preferred stock                                400,000
  Issue of common stock                                       600
                                                        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 350,101

DECREASE IN CASH                                         (142,679)

CASH - BEGINNING OF PERIOD                                400,949
                                                        ---------
CASH -- END OF PERIOD                                     258,270
                                                        ---------

                       MEDICONSULT.COM INC.
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the period presented have been included. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1998

During the three months ended March 31, 1998, the Company began to earn significant revenues from advertising contracts. This revenue was a continuation of the successes enjoyed from the sales in the fourth quarter of 1997. In addition, small amounts of revenue from the private label side of the business were earned. The revenue was 1300% higher than for the first quarter of 1997.

The Company continues to manage its expenses in a manner that saw the expenses for the first quarter this year actually decline from the comparative period last year. This, despite significantly higher revenue. Expenditures were shifted from an emphasis on building the Internet site to selling advertsing contracs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company has working capital of $298,796 compared with a working capital of $332,287 at December 31, 1997.

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

Item 3.   Defaults Upon Senior Securities.                       None.

Item 4.   Submission of Matters to a Vote of Security Holders.   None.

Item 5.   Other Information.                                     None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically
          (b)  Reports on Form 8-K.  None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICONSULT.COM INC.

Date:   May 19, 1998                By/s/ Robert Jennings
                                          Robert Jennings
                                          President

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically