Form 10QSB
period 1998-06-30
MEDICONSULT COM INC
filed 1998-10-23
CIK 1016134

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
                                    -------------

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           June 30, 1998
                              -----------------------------------
                                          or
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              --------------------------   --------------------


Commission File Number                         0-29282
                      ---------------------------------------------------------

                                   Mediconsult.com, Inc.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter.)

  Delaware                                                  84-1341886
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                  33 Reid Street, 4th Floor, Hamilton HM 12, Bermuda
-------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code         (441) 292-0474
                                               --------------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes                           No  X
               ----                        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
          Class                                 Outstanding at June 30, 1998
---------------------------                  ----------------------------------
   Common Stock, $.01 Par Value                             17,307,400 Shares

                               MEDICONSULT.COM, INC.

                                 TABLE OF CONTENTS


                                                                      PAGE

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets                         3

                    Consolidated Statements of Loss                     4

                    Consolidated Statements of Cash Flows               5

                    Notes to Consolidated Financial Statements          6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       6

PART II   OTHER INFORMATION

          Item 2.        Changes in Securities                          9

          Item 6.        Exhibits and Reports on Form 8-K               9

SIGNATURES                                                             10

EXHIBIT INDEX                                                          11

                                MEDICONSULT.COM INC.
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)




                                        30 JUNE 1998        31 DECEMBER 1997
                                        -------------       ----------------
CURRENT ASSETS
  Cash                                  $    8,405            $  400,949
  Accounts Receivable                   $  387,562            $  157,810
                                        ----------            ----------

  TOTAL CURRENT ASSETS                  $  395,967            $  558,759

  CAPITAL ASSETS                        $  145,329            $  193,004
                                        ----------            ----------

  TOTAL ASSETS                          $  541,296            $  751,763
                                        ----------            ----------
                                        ----------            ----------



CURRENT LIABILITIES
  Accounts Payable                      $   90,236            $   82,634
  Advances from Shareholders            $   18,339            $  143,838
                                        ----------            ----------

  TOTAL CURRENT LIABILITIES             $  108,575            $  226,472


CAPITAL STOCK                           $5,163,035            $4,012,435
 DEFICIT                               ($4,730,314)          ($3,487,144)
                                        ----------            ----------

  TOTAL LIABILITIES                     $  541,296            $  751,763
                                        ----------            ----------
                                        ----------            ----------

                                Mediconsult.com Inc.
                          CONSOLIDATED STATEMENTS OF LOSS
                                    (UNAUDITED)


                                        Quarter Ended          Six Months Ended
                                           June 30,                June 30,
                                           --------                --------

                                      1998         1997         1998         1997
Revenue                            $  214,571   $   87,512   $  420,763   $  103,589

Expenses
   Sales & Marketing               $  286,297   $  118,051   $  471,609   $  253,783
   Client Services                 $  205,058   $   37,169   $  249,734   $   79,905
   Site Services                   $  122,578   $   84,478   $  269,066   $  181,608
   Technology Services             $  137,896   $  121,353   $  229,058   $  260,881
   Corporate Services              $  263,095   $  237,115   $  444,472   $  509,744
                                   ----------   ----------   ----------   ----------
   Total Expenses                  $1,014,924   $  598,166   $1,663,939   $1,285,921
                                   ----------   ----------   ----------   ----------
Net Operating Loss                 $  800,353   $  510,654   $1,243,176   $1,162,332
                                   ----------   ----------   ----------   ----------
                                   ----------   ----------   ----------   ----------

                                MEDICONSULT.COM INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                      Six months ended    Six months ended
                                        June 30, 1998       June 30, 1997
                                        -------------       -------------
CASH FLOWS FROM OPERATIONS
  Loss for the Period                    (1,243,170)         (1,182,332)
  Adjustment to reconcile loss
  for the year to net
   cash used in operating activities:
Depreciation of capital assets               77,900             165,416
  Change in assets and liabilities
Accounts receivable                        (229,752)           (139,450)
Accounts payable and accrued liabilities      7,604             (10,033)
                                          ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES    (1,387,418)         (1,166,399)
                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital asset purchases                     (30,225)           (210,961)
                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from Shareholders              (125,499)            (51,841)
  Issue of preferred stock                1,150,000           1,900,000
 Redemption of Promissory Note                    0            (500,000)
 Issue of common stock                          600             500,000
                                          ---------           ---------

CASH PROVIDED BY FINANCINING ACTIVITIES   1,025,101           1,848,159
                                          ---------           ---------

DECREASE IN CASH                           (392,544)            470,799

CASH - BEGINNING OF PERIOD                  400,949             393,130
                                          ---------           ---------

CASH END OF PERIOD                            8,405             863,929
                                          ---------           ---------

MEDICONSULT.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects" "anticipates" "intends" "plans" "believes" "seeks" and "estimates," and similar expressions or variations of such words, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Potential Fluctuations in Operating Results" as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company's revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's revenues and operating results include, but are not limited to: the degree of acceptance of the Company's products; by the markets and clients served by the Company; the historical tendency of the Company to receive, during a given fiscal period, a small number of relatively large customer orders, such that failure to recognize revenue from any such order in that fiscal period may disproportionately and adversely affect the Company's revenues and operating results for that fiscal period; the lengthy sales cycle of most of the Company's products; the Company's ability to successfully and timely develop, introduce and market new products and product enhancements; changes in the level of operating expenses; competitive conditions in the Internet sector; domestic and international economic conditions; and market conditions in the Company's targeted markets. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, although in the past a portion of the Company's revenues were derived from consulting fees, the Company now derives a substantial and increasing portion of its revenues from products and services that have recurring fees. Thus, the loss of a recurring revenue generating contract during a fiscal quarter would have a disproportionate adverse impact on the Company's operating results for that quarter and in future period.

The Company expects that fluctuations in its operating results will continue for the foreseeable future. Consequently, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Because the Company's expense levels are based in part on its expectations regarding future revenues and are fixed to a large extent in the short term, in the event of an unexpected revenue shortfall during a fiscal period, the Company may be unable to adjust spending in time to maintain anticipated operating results for that fiscal period. Accordingly, the Company may not be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to some or all of the foregoing factors, or other factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998

Revenue during the three months ended June 30, 1998 of $214,571 was 245% higher than the $87,512 revenue earned during the comparative three-month period in 1997. The Company's primary source of revenue in the period ended June 30 1998 came from client sponsorship programs whereas the revenue during the period ended June 31 1997 primarily came from consulting fees. Most second quarter 1998 revenue was earned from client sponsorship programs that were implemented during the first quarter 1998. During the quarter ended June 30 1998 the Company developed several new sponsorship programs which will not be implemented until the fourth quarter of 1998. Revenue from these new programs should begin in the forth quarter and is expected to continue to accrue on a recurring monthly basis thereafter.

Expenses during the three months ended June 30, 1998 were significantly higher than during the comparative period in 1997, due to an increase in the level of client activity. In particular, expenses relating to sales and marketing were higher due to increased expenditures made to develop a number of new client sponsorship proposals that were submitted during the quarter. Additional expenditures on client services reflect the development costs for sponsorships programs which will be implemented during the fourth quarter. These development expenses typically are higher at the beginning of a new sponsorship program.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 the Company had working capital of $290,392 compared with a working capital of $1,032,612 at June 30, 1997. The Company was funded by the majority shareholder that purchased $750,000 of preferred shares during the three month period ended June 30, 1998. Accounts receivable increased due to the increased revenue. Accounts payable resulted from normal month end cutoff and the Company was current with all suppliers. The Company has no bank debt.

YEAR 2000 COMPLIANCE

It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. Based on the Company's assessment to date, the Company believes that its products are Year 2000 compliant. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES


     (c)(i) During the most recently completed quarter, the Company issued and sold the following equity securities: On June 30, 1998, the Company issued 75,000 shares of Preferred Stock to The Mediconsult Trust, its majority shareholder, at a price of $10.00 per share and an aggregate consideration of $750,000.

          (ii) The transactions described in this Item 2(c) were effected in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (i)   Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                      SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MEDICONSULT.COM, INC.



Date:  October 21, 1998                 By:  /s/ Robert Jennings
                                           -------------------------------
                                             Robert Jennings, President and
                                             Chief Financial Officer

                                    EXHIBIT INDEX

EXHIBIT                                                METHOD OF FILING
-------                                                ----------------

  27.  Financial Data Schedule                         Filed herewith
                                                       electronically