Form 10QSB
period 1998-09-30
MEDICONSULT COM INC
filed 1998-10-23
CIK 1016134

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
                                 -------------------

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1998
                              -----------------------------------------------
                                          or
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    -----------------

Commission File Number                       0-29282
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


                  33 Reid Street, 4th Floor, Hamilton HM 12, Bermuda
-------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code         (441) 296-0736
                                               ---------------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes                                No X
             ---                               ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at September 30, 1998
--------------------------              ----------------------------------
   Common Stock, $.01 Par Value              17,307,400 Shares

                               MEDICONSULT.COM, INC.

                                 TABLE OF CONTENTS


                                                                      PAGE

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets                         3

                    Consolidated Statements of Loss                     4

                    Consolidated Statements of Cash Flows               5

                    Notes to Consolidated Financial Statements          6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       6

PART II   OTHER INFORMATION

          Item 2.   Changes in Securities                              13

          Item 6.   Exhibits and Reports on Form 8-K                   13

SIGNATURES                                                             14

EXHIBIT INDEX                                                          15

                                MEDICONSULT.COM INC.
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)




                              30 SEPTEMBER 1998        31 DECEMBER 1997
                              -----------------        ----------------
CURRENT ASSETS
   Cash                          $   112,054              $   400,949
   Accounts Receivable           $   400,122              $   157,810
                                 -----------              -----------


   TOTAL CURRENT ASSETS          $   512,176              $   558,759

   CAPITAL ASSETS                $   106,379              $   193,004
                                 -----------              -----------

   TOTAL ASSETS                  $   618,555              $   751,763
                                 -----------              -----------
                                 -----------              -----------


CURRENT LIABILITIES
  Accounts Payable               $   147,611              $    82,634
  Advances from Shareholders     $    13,339              $   143,838
                                 -----------              -----------

  TOTAL CURRENT LIABILITIES      $   160,950              $   226,472


CAPITAL STOCK                    $ 5,813,035              $ 4,012,435
 DEFICIT                         $(5,355,430)             $(3,487,144)
                                 -----------              -----------

  TOTAL LIABILITIES              $   618,555              $   751,763
                                 -----------              -----------
                                 -----------              -----------

                                MEDICONSULT.COM INC.
                          CONSOLIDATED STATEMENTS OF LOSS
                                    (UNAUDITED)


                                Quarter Ended             Nine Months Ended
                                September 30,               September 30,
                                -------------             -----------------

                             1998           1997            1998         1997
                         -----------   ------------   ------------  -----------
Revenue                  $   238,203    $    69,269   $    658,966  $   172,868

Expenses
   Sales & Marketing     $   158,104    $   170,810    $   629,713  $   476,401
   Client Services       $    76,049    $    42,976    $   325,783  $   119,863
   Site Services         $   130,980    $   123,908    $   400,046  $   345,588
   Technology Services   $   269,713    $   94,997     $   498,771  $   264,953
   Corporate Services    $   228,473    $   286,074    $   672,945  $   797,881
                         ------------   -----------    -----------  -----------
Total Expenses           $   863,319    $   718,765    $ 2,527,258  $ 2,004,686
                         ------------   -----------    -----------  -----------
Net Operating Profit
(Loss)                   $  (625,116)   $  (649,496)   $(1,868,292) $(1,831,818)
                         ------------   -----------    -----------  -----------
                         ------------   -----------    -----------  -----------

                                MEDICONSULT.COM INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                        Nine months ended   Nine months ended
                                        September 30, 1998  September 30, 1997
                                        ------------------  ------------------
CASH FLOWS FROM OPERATIONS
  Loss for the Period                      (1,868,286)         (1,831,828)
  Adjustment to reconcile loss
   for the year to net
  cash used in operating activities:
     Depreciation of capital assets           116,850             257,258
  Change in assets and liabilities
     Accounts receivable                     (242,312)           (106,783)
     Accounts payable and accrued
      liabilities                              64,977             (34,706)
                                           ----------          ----------

NET CASH USED IN OPERATING ACTIVITIES      (1,928,771)         (1,716,059)
                                           ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital asset purchases                       (30,225)           (250,961)

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from Shareholders                (130,499)            (51,841)
  Issue of preferred stock                  1,800,000           1,900,000
  Redemption of Promissory Note                     0            (500,000)
  Issue of common stock                           600             500,000
                                           ----------          ----------

CASH PROVIDED BY FINANCINING                1,670,101           1,848,159
ACTIVITIES

DECREASE IN CASH                             (288,895)            118,861

CASH -- BEGINNING OF PERIOD                   400,949             393,130

CASH END OF PERIOD                            112,054             274,269

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

GENERAL OVERVIEW

MANAGEMENT'S COMMENTS ON BUSINESS OPERATIONS AND DEVELOPMENTS

The Company provides consumer-centric medical information on its web site www.mediconsult.com. The Company develops direct-to-consumer (DTC) marketing services and products for health care industry clients and provides these services and products on the Internet. Growth in the worldwide use of the Internet is projected by industry analysts to exceed 100% over the next year. Health care analysts project that DTC advertising from health care companies will grow from $1billion in 1998 to $4 billion in 2001. Consumer demand for medical information, in particular information relating to chronic medical conditions that effect over half of the population, is also growing.

Management believes that there are four phases of development in the core business plan. The first phase was to build a web site that has medical information and services that consumers want. The second phase was to attract visitors to the web site. The third phase is to earn revenues from health care companies by developing DTC programs. The forth phase will be to earn profits by controlling expenses and increasing revenues.

In addition to the above plan management expects to develop e-commerce and related services to generate additional revenues.

PHASE 1 - BUILD A WORLD CLASS WEB SITE

The Mediconsult.com web site contains over 20,000 documents covering 60 chronic medical conditions. In addition the site has many features that allow visitors to interact with each other. The interactive features are often referred to as "community" features -- and Mediconsult.com is widely regarded as being a leader in the concept of community building.

The Company has noted that independent experts consider the medical content, community and navigation tools of the Mediconsult.com web site as among the very best on the Internet. In fact, the Company has been presented with over 30 awards from Internet, medical and media organizations. In the quarter ended September 30, 1998, the web site receive several new awards including two extremely prestigious ones:

     The Lancet, one of the medical profession's most august international journals, with a strong readership among patients, reviewed
     Mediconsult.com's web site and noted that it was "an exceptionally well-designed, easy-to-navigate site brimming with health news and patient-oriented information."

     Popular Science Magazine, with almost 2 million readers, named Mediconsult.com one of the "50 Best Of The Web" for 1998. This award recognizes excellence in Internet sites devoted to science and technology.

A complete listing of the awards that have been presented to the Company is available on WWW.MEDICONSULTINC.COM

PHASE 2 - TRAFFIC: ATTRACT VISITORS TO THE WEB SITE AND BUILD A "BRAND"

Independently audited, publicly available visitor traffic measurement information confirms that Mediconsult.com is one of the most visited patient medical web sites. Growing visitor traffic volumes are important as they generate more interest among the pharmaceutical and healthcare companies to advertise on the web site rather than somewhere else. It is equally important that the quality of the visitor audience remains high. Based on survey's conducted on the web site the majority of visitors to the Company's web site are patients with chronic medical conditions. These visitors represent a highly targeted demographic group, which makes them a desirable target market for health care companies' advertisements.

Mediconsult.com's traffic volumes have been increasing and management was particularly encouraged that the web site received nearly 700,000 visits in September. This was a 16% increase over the visitor traffic levels for August and nearly double the level of the year ago period.

The quality of information, as indicated by the many awards and the increasing visitor traffic levels, indicates that the Company is building a "brand" with consumers. This "brand" should provide a competitive advantage by reducing the recurring cost of attracting consumers.


PHASE 3 - CUSTOMERS: ESTABLISHING LONG TERM RELATIONSHIPS TO GENERATE RECURRING REVENUES

While Mediconsult.com is very much a company dealing with emerging technologies on the Internet, management views the Internet as a tool to take marketing services and products to market in a cost-effective, efficient manner. The Company offers many of these marketing services to clients in the health care industry where expenditures relating to DTC (direct to consumer) advertising are projected to increase from $1 billion in 1998 to $4 billion in 2001. This forecasted increase, together with the anticipated exponential growth in the use of the Internet by consumers over the next few years, is expected to have a compounding impact on the Company's revenue prospects.

The Company has four services that generate revenue:

     1. The Company sells advertising on the Mediconsult.com web site to pharmaceutical and other healthcare companies
     2. The Company licenses medical content to other web sites, usually companies in the healthcare industry wishing to have an Internet presence without the cost of building and maintaining a library of content
     3.   The Company designs and builds web sites for health care companies
     4. The Company sells medical products and books through an electronic store and provides on-line consultations through the MediXperts service.

The Company's target customers are the global pharmaceutical and healthcare companies. These companies face extremely complex marketing issues in a number of regulatory environments. Many recognize that marketing products and services on-line is a highly specialized area and have sought Mediconsult.com's assistance in developing a viable Internet market strategy.

Mediconsult.com started the year of 1998 with one key client sponsorship relationship. Ten months later, the Company has almost 20 key relationships, many with Fortune 500 companies. The client list now includes, among others, Astra/Merck, Baylor Healthcare System, Biogen, Inc., Blue Shield of California, Bristol-Myers Squibb Company, Cancer Treatment Centers of America, Deutsche Post AG, IBM Global Healthcare Industry, Interactive Media Group, Market Strategies, Inc. Merck & Co., Inc., Novartis Pharma AG, Novartis Consumer Health SA, Ontario Hospital Association, Pfizer Pharmaceuticals and Smith-Kline Beecham.

The sales approach with these companies can best be described as "customer intimate" in that short-term advertising opportunity has been foregone in favor of developing a long-term relationship as a valued strategic marketing partner. Management is of the view that the revenue potential of this long-term strategy dwarfs that of seeking small one-off advertising campaigns. This strategy is being proven by results. Management enjoys personal relationships with the most senior management levels in many of these organizations.

PHASE 4 - EXPENSES

One of the areas about which management is most pleased is that of containing expenses. During the last two years, monthly expenses have been maintained at approximately $250,000, while developing a world-class medical web site and marketing organization.

The Company has adopted the most conservative accounting treatment possible for expenses. All development costs have been expensed rather than capitalized.
This policy, while conservative in nature, will result in lower amortization and depreciation expenses in the future. As well, this policy has produced a somewhat distorted balance sheet with very little in the way of historical cost assets being capitalized. As it is not immediately apparent from the historical financial statements, it is significant to note that the Company has spent approximately $5.5 million from inception in 1996. Of this amount $4 million has been spent on the development of the web site, $1 million on development of the sales process and $.5 million on overhead expenses.

OTHER MATTERS OF INTEREST

ACQUISITIONS AND NEW BUSINESS OPPORTUNITIES

One of the methods by which the Company can accelerate its plans is by acquiring complementary businesses and by venturing into new business areas. Management set a strategy of for these ventures whereby only high-growth, high-margin businesses would be considered.

During the past two years Mediconsult.com has demonstrated that it can add significant value to the traditional doctor:patient relationship by providing quality information and services that allow the patient to participate in their personal health care decisions. The Company is now looking at ways to benefit incrementally by levering these abilities. Management believes the Company has several competitive advantages that will accelerate these strategies:

     - Expertise and experience in developing patient-centric medical information and services
     -    Relationships with health care providers and pharmaceutical companies
     -    Expertise in new media technologies

With respect to the core web site business the Company continues to review acquisition opportunities as management believes that a certain amount of consolidation will occur over the near term in the health and medical web site sector. Management pursued such an opportunity in the third quarter but decided not to proceed with the transaction, as it did not meet their strategic criteria.

COMPETITION

The Internet is growing rapidly and it is no surprise that a number of new health and medical web sites have emerged over the past year. In some cases these sites offer information that is complementary to the Company's web site, but there are a few sites that compete with Mediconsult.com for both the visitors' attention and the health care companies' sponsorship revenues. To date, management has not noted any material negative impact on visitor traffic to Mediconsult.com web site from these other web sites. Moreover, these other web sites have not had any material impact on Mediconsult.com's ability to attract sponsorship revenue from health care companies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998

During the three months ended September 30, 1998 the Company earned $238,203 in revenue primarily from client sponsorship programs that began during the first and second quarter 1998. Revenue for the comparative three-month period in 1997 was $69,269. The increase of 343% in revenue over the year ago period was attributable to a change in the primary source of revenue from consulting fees in 1997 to client sponsorship programs in 1998. There were no material new sponsorship programs brought online during the third quarter 1998, even though several new programs were agreed upon with clients. These new programs should begin during the forth quarter and should continue to earn revenue on a recurring monthly basis thereafter. Revenue for the nine months ended September 30 were $658,967, which was a 380% increase over the year ago period.

Expenses increased during the quarter over the year-ago period due to increased expenditures in technology which reflects management's decision to begin the process of moving the technology services in-house. The Company has previously sub-contracted much of these services to external parties. The Company incurred approximately $75,000 in expenses during the quarter relating to an acquisition that the Company decided not to proceed with. The loss of $625,116 for the period declined from $649,496 during the comparative period in 1997 due to the higher revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 the Company had working capital of $112,054, compared with a working capital of $8,405 at June 30, 1998. As of September 30, 1998, the Company was funded by the purchase by its majority shareholder of 64,500 shares of preferred stock at a price of $10.00 per share and an aggregate purchase price of $645,000. Accounts receivable increased due to the increased revenue. Accounts payable resulted from normal month-end cutoff and the Company was current with all suppliers. The Company has no bank debt.

The Company has also been financed over the past year by its majority shareholder by the purchase by such shareholder of preferred stock for an aggregate consideration of $4.3 million. Management now believes that the operating cash flow is approaching break-even and that no external financing will be needed to fund current operations. However, this issue continues to be reviewed and management will respond as developments unfold.



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

PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

     (c)(i) During the most recently completed quarter, the Company issued and sold the following equity securities: On September 30, 1998, the Company issued 64,500 shares of Preferred Stock to Common Stock to The Mediconsult Trust, its majority shareholder, at a price of $10.00 per share and an aggregate consideration of $645,000.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (i)  Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

On September 24, 1998, the Company filed a Current Report on Form 8-K to report the signing of letter of intent to acquire for stock all the outstanding shares of AccentHealth, Inc. (formerly Better Health Network, Inc.). The proposed transaction was never consummated.

                                      SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MEDICONSULT.COM, INC.



Date:  October 21, 1998                 By:  /s/ Robert Jennings
                                             -----------------------------
                                        Robert Jennings, President and
                                        Chief Financial Officer

                                    EXHIBIT INDEX

EXHIBIT                                           METHOD OF FILING
-------                                           ----------------

  27.  Financial Data Schedule                    Filed herewith electronically