Form 10KSB
period 1998-12-31
MEDICONSULT COM INC
filed 1999-03-26
CIK 1016134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-29282

                            ------------------------

                             MEDICONSULT.COM, INC.

                 (Name of small business issuer in its charter)

                  DELAWARE                             84-1341886
      (State or other jurisdiction of         (IRS Employer Identification
               incorporation)                            Number)

        33 REID STREET, 4(TH) FLOOR
           HAMILTON HM 12 BERMUDA
  (Address of principal executive offices)             (Zip Code)

                                 (441) 292-0474
                 Issuer's telephone number, including are code

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

        SECURITIES REGISTERED UNDER SECTION 12 (G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Revenues of the issuer for the year ended December 31, 1998 were $1,030,434.

    As of December 31, 1998, 18,519,950 shares of the issuer's common stock, $.001 par value, were outstanding, and the aggregate market value of the shares of common stock held by non-affiliates was approximately $59,258,259.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    Mediconsult ("Mediconsult" or the "Company") is a leading provider of patient-oriented healthcare information and services on the World Wide Web. The Company's Web sites provide a trusted source of comprehensive and easy to understand medical information and are designed to empower consumers through increased education related to medical conditions and treatment alternatives. The Web sites also provide a destination on the Internet where visitors can interact with others in a community environment. The Company facilitates this environment through a well-organized, easy to navigate format and an array of complementary services, including moderated on-line support groups and discussion forums. By fostering communities centered around prevalent medical conditions and health issues, the Company believes it creates significant opportunities for pharmaceutical and other healthcare companies to reach a highly-targeted consumer audience using Internet-based marketing and advertising programs.

    The address of the Company is 33 Reid Street, 4th Floor, Hamilton, Bermuda. The Company's telephone number is (441) 292-0474. Its main Web site is WWW.MEDICONSULT.COM. Information contained on its Web sites is not, and should not be deemed to be, a part of this report.

INDUSTRY BACKGROUND

    As consumers have become more proactive in their personal healthcare decisions, they have increasingly searched for information about medical conditions, treatment alternatives and medical outcomes. The Internet enables consumers to access large quantities of this information quickly and easily.

    THE RAPID GROWTH OF THE INTERNET. The growth of the Internet as a new means of communicating, accessing information and engaging in commerce has been rapid and is expected to accelerate. Jupiter Communications estimates that the number of Internet users worldwide will grow from approximately 85 million at the end of 1997 to approximately 250 million by the end of 2002. This growth is being driven by a number of factors, including a growing base of personal computers in the home and workplace, improvements in network infrastructure, more convenient, faster and inexpensive Internet access, technological advances in PCs and modems, increased quantity and quality of content available on the Internet and the overall increased public awareness of the Internet. Due to its large audience, the Internet represents a significant channel for advertisers. Jupiter Communications estimates that the amount of Internet advertising in the United States will grow from approximately $300 million in 1996 to approximately $7.7 billion by 2002.

    THE INTERNET HEALTHCARE USER. Health and medical information is one of the fastest growing areas of interest on the Internet. Cyber Dialogue estimates that for the 12 months ended July 1998, approximately 17 million adults in the United States searched on-line for health-related information, an increase of 119% since July 1996. Cyber Dialogue data indicates that these users are better educated, have higher household incomes, are more often female and are more experienced with the Internet than the general population of Internet users.

    THE INTERACTIVE NATURE OF THE INTERNET. The Internet provides an effective method for consumers to access large quantities of reliable and independent information on medical conditions, treatment alternatives and medical outcomes. Management believes that access to this information, together with support groups and interaction with medical experts on-line, leads to a greater understanding of health issues and improved patient compliance with pharmaceutical protocols. The Internet also provides an attractive vehicle for pharmaceutical and other healthcare companies to increase consumers' awareness of diagnosed and undiagnosed medical conditions and treatment options. The Internet allows pharmaceutical companies to easily provide information targeted to visitors' needs, which may lead to improved patient compliance with prescribed drug therapies. Consumer Health Information Corporation estimates that 10% of prescriptions are never filled, 33% are not properly refilled and 50% are not taken as prescribed, resulting in poorer health outcomes for patients and increased expenditures to the overall healthcare system.

    DIRECT-TO-CONSUMER ADVERTISING ON THE INTERNET. The Internet's interactive nature, coupled with the demographics of the Internet healthcare user, makes the Internet an attractive vehicle for direct-to-consumer ("DTC") advertising of prescription pharmaceuticals. Due to recent regulatory changes regarding the type of information that may be disclosed to consumers in pharmaceutical advertising and increased demand for healthcare information by consumers, DTC advertising of prescription pharmaceuticals has increased from approximately $590 million in 1996 to an estimated $1.8 billion in 1998 and is projected to grow to $7.5 billion in 2005. The Company believes that the Internet will capture an increasing portion of this market as pharmaceutical companies recognize the value of this medium for their products.

THE SOLUTION

    Through its Web sites, the Company addresses consumers' needs for healthcare information and provides a targeted marketing and advertising platform for pharmaceutical and other healthcare companies. Key elements of this solution include:

    HIGH QUALITY TRUSTED CONTENT; USER-FRIENDLY ENVIRONMENT. The Company provides its visitors with high quality content on specific medical conditions and health issues and an easy-to-navigate environment. The Company searches for and reviews extensive amounts of health information and select relevant material from a wide variety of sources, including medical journals, healthcare association literature and general periodicals. For each medical topic covered on its Web sites, the Company aggregates an average of 30 articles covering current news, symptoms and treatment alternatives that are understandable to the average consumer. MEDICONSULT.COM is constructed to enable a person interested in any one of the 60 medical topics covered on the Company's Web sites to access a broad range of information, including relevant information on other portions of its Web sites. For example, a visitor to the diabetes page will be referred to relevant information for diabetics on the nutrition section. The Company frequently solicits visitor feedback through surveys and polls and uses this information to refine further its content and expand its complementary offerings.

    STRONG SENSE OF ON-LINE COMMUNITY. The Company has developed a strong sense of on-line community by organizing its Web sites into conditions of concern to healthcare consumers and providing complementary services. The Company's Web sites provide visitors with the ability to:

    - share and search for information in consultation with healthcare professionals on particular conditions;

    - communicate (through chat groups, bulletin boards, and participation in polls and surveys) with other visitors with similar health conditions, interests or experiences;

    - participate in moderated on-line support groups;

    - participate in live, on-line events hosted by prominent physicians; and

    - receive quick responses from its visitor support staff.

    LARGE, HIGHLY TARGETED AUDIENCE. The Company's Web sites are designed to attract a highly desirable target audience for pharmaceutical and other healthcare advertisers. The Company has developed a sophisticated, integrated database of demographic information about patients' needs, habits, preferences and intentions. This database of information indicates that approximately 62% of the visitors to MEDICONSULT.COM have been diagnosed with or believe they have a chronic medical condition covered on this Web site, and that an additional 21% are friends, family or caregivers. This data also indicates that 64% of the visitors to MEDICONSULT.COM are female, the average age of its visitors is 39 and approximately 70% of its visitors are college educated. The Company is able to identify its visitor traffic patterns by condition or health issue, which provides relevant information for advertisers seeking to target an audience for a particular pharmaceutical product or condition.

    BROAD, SOPHISTICATED INTERNET HEALTHCARE MARKETING AND ADVERTISING PROGRAMS. The Company designs, develops, and implements broad, sophisticated Internet marketing and advertising programs for pharmaceutical and other healthcare companies and provides ongoing support services as part of these programs. The Company utilizes extensive knowledge of the Internet healthcare user and its high quality content to effectively design and develop programs focused on a particular product or health issue. These programs incorporate one or more of a broad spectrum of advertising products ranging from banner advertisements to customized Web sites containing relevant content from its Web sites. In addition, the Company creates calls to action, through visitor polls, surveys and coupons, to allow advertisers to gain more information about the visitor. The Company designs its on-line marketing and advertising programs to complement its clients' traditional off-line media campaigns.

    VALUE TO ADVERTISERS. The Company designs its marketing and advertising programs to address highly targeted audiences, enabling its clients to direct their advertising dollars toward consumers most likely to use their products. These programs are structured to provide the Company's advertisers with a measurable return on investment by tracking the level of interest and interactive responses of visitors.

COMPANY STRATEGY

    The Company's strategy is to be the leading provider of healthcare information to consumers on the Internet and to use this position to provide targeted marketing and advertising programs for pharmaceutical and other healthcare companies on the Web. The key elements of this strategy are to:

    ENHANCE VISITOR EXPERIENCE AND SENSE OF ON-LINE COMMUNITY. The Company is committed to continually improving the utility and perceived value of its Web sites. The Company seeks to:

    - broaden and deepen the content of its Web sites;

    - improve the navigability of its Web site environment;

    - expand and enhance its suite of complementary services;

    - further segment medical topics into more specific ones; and

    - tailor its Web sites to meet the needs and preferences of its visitors.

    INCREASE TARGETED TRAFFIC THROUGH STRATEGIC ACQUISITIONS AND RELATIONSHIPS, AND CONTENT LICENSING. The Company seeks to bolster its traffic and revenue through strategic acquisitions and relationships. The Company believes that it can increase the number of visitors to MEDICONSULT.COM by linking topic-specific or condition-specific Web sites to its with "click throughs." The Company has recently completed strategic initiatives to purchase, manage or sponsor three significant Web sites to improve the depth and breadth of its medical content and to increase visitor traffic.

    - PHARMLNFO.COM, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers;

    - CYBERDIET.COM, a Web site providing tailored nutritional information and programs; and

    - INCIID.ORG, a Web site providing information on infertility.

    The Company believes that there will be significant opportunities to continue to manage or acquire Web sites or content that will complement its existing content offerings. The Company also increases its visitor traffic and related revenue opportunities by licensing its content to other Web sites that it manages.

    BROADEN RELATIONSHIPS WITH PHARMACEUTICAL ADVERTISERS. The Company seeks to broaden its relationships with pharmaceutical advertisers in several ways. It seeks to expand its relationships with its existing clients to broaden the number of programs, both in terms of number of products and types of client services, that it provides to them. For example, the Company's work with Novartis Consumer Health Canada, in designing and developing a Web site for the Habitrol smoking cessation product has led to a relationship with Novartis Pharma, the pharmaceutical division of Novartis AG. The Company has a number of projects and proposals with Novartis Pharma currently in process. The Company is also actively pursuing a number of major pharmaceutical companies and other healthcare advertisers with proposals tailored to their specific products and marketing strategies. In addition, the Company is seeking to enter into corporate partnering relationships to expand and enhance its client base. For example, the Company's February 1999 memorandum of agreement with CommonHealth is intended to broaden its marketing initiatives within the pharmaceutical industry.

    BUILD STRONG BRAND AWARENESS. Management believes that establishing brand awareness is critical to attracting and retaining visitors and advertisers. The Company seeks to build its brand by creating a superior visitor experience and creating broad awareness of its name as the trusted on-line source for medical information. The Company intends to achieve this goal by expanding its marketing and educational efforts through both off-line and on-line marketing initiatives, including collaborative events with patient associations such as the National Stroke Association and the Arthritis Foundation, speeches and media coverage.

THE MEDICONSULT.COM WEB SITE

    MEDICONSULT.COM serves as a gateway for access to a comprehensive source of health-related information focused on the clinical and educational needs of the general public, as well as practicing physicians and other healthcare professionals. Since the Company's inception in 1996, it has focused on developing its reputation as the leading independent provider of health information to consumers on the Web. MEDICONSULT.COM, includes easy to understand information on more than 60 chronic medical conditions and health issues. Management believes that in the United States these medical conditions affect more than 90 million people and represent a significant portion of healthcare spending. The specific medical conditions and health issues covered by the Company's Web sites include:

Acid Reflux

AIDS/HIV

Alzheimer's Disease

Anxiety

Arthritis

Asthma

Attention Deficit Disorder

Benign Prostatic Hypertrophy

Bladder Cancer Heartburn

Brain Tumor

Breast Cancer

Bronchitis

Cancer Support Group

Cervical Cancer Infertility

Children's Health

Chronic Fatigue Syndrome

Chronic Pain

Chronic Renal Failure

Cirrhosis

Colorectal Cancer

Colostomy

Contraception

Depression

Diabetes

Eating Disorders

Emphysema

Epilepsy

Erectile Dysfunction

Fitness

General

GERD (Heartburn/Acid Reflux)

Headache

Heart Disease

Herpes

Hypertension

Ileostomy

Incontinence

Inflammatory Bowel Disease

Kidney Cancer

Interstitial Cystitis

Leukemia

Liver Disease

Lung Cancer

Lymphoma

Melatonin

Menopause

Men's Health

Migraines

Multiple Sclerosis

Nutrition

Osteoporosis

Palliative Care

Parkinson's Disease

Peptic Ulcers

Pregnancy Complications

Prostate Cancer

Senior Health

Sexually Transmitted Diseases

Skin Cancer

Skin Disorder

Smoking Cessation

Spinal Cord Injury

Stoma/Ileostomy/Colostomy

Stress

Strokes

Testicular Cancer

Travel Vaccinations

Urinary Stones

Vasectomy

Vitamins

Women's Health

    Within this group of medical conditions, the Company provides specific tools, resources, experts and information databases to assist visitors in dealing with a variety of inquiries including those relating to a recent diagnosis, general background information, and highly technical drug profiles. These resources include:

    - comprehensive and easy to understand independent medical information from a variety of independent sources, including medical journals, healthcare association literature and general periodicals;

    - a community of visitors with an interest or experience in the topic;

    - an on-line moderated support group;

    - the Company's MediXpert service, which provides customized on-line medical reports from medical specialists; and

    - a selection of recommended books and other healthcare products for purchase on-line.

    The MEDICONSULT.COM Web site has received awards from more than 30 independent organizations under the general categories of content, navigation and overall design. Among the more recent awards and citations are those from ENCYCLOPAEDIA BRITANNICA (one of 76 "Best of Web" sites out of 125,000 reviewed), THE LANCET ("An exceptionally well-designed, easy to navigate site brimming with health news and patient-oriented information"), and POPULAR SCIENCE (one of the "50 Best of the Web" for 1998). In January 1999, the Company's MEDICONSULT.COM Web site was one of 110 Web sites nominated for a "Webby" by the International Academy of Digital Arts and Science. Management believes that these awards from independent companies and agencies help to build awareness of, and visitor traffic to, the MEDICONSULT.COM Web site and provide third party validation of the perceived thoroughness and quality of the Web site and its content.

    The Company's MediXpert service provides access to more than 45 medical specialists. For a fee, a visitor can submit a case scenario including background information and questions to physicians specializing in their medical condition. The specialist reviews the information and responds with a detailed report a few days later. The specialist's report is designed to be shared with the visitor's primary physician, who can examine the report and incorporate it into the patient's healthcare plan, as appropriate. The report clearly indicates that it is not a diagnosis or specific medical advice, and advises the visitor to discuss all material received in the case scenario report with the visitor's healthcare provider before acting on the information in any way. The information provided is not intended to constitute the practice of medicine. In order to ensure security, encryption technology and/or password protection is employed at every stage. Furthermore, the visitor's name is not made available to the specialist and a visitor name and password, known only to the visitor who submitted the information, are required to access the report.

    The Company also provides its visitors with the ability to purchase the following products on-line through its MEDICONSULT.COM Web site:

    - MEDI-STORE. The Company operates an on-line store on MEDICONSULT.COM. Through this store, visitors can purchase selected medical products, vitamins and supplements categorized by medical condition.

    - MEDI-BOOKS. Through an agreement with Amazon.com, the Company offers visitors the opportunity to purchase healthcare-related books that have been reviewed by its medical professionals. This offers the visitor a pre-screened and targeted list of recommended books that are relevant to their area of interest.

    The Company believes that visitor support services are important in order to attract and retain visitors to the Company's Web sites. The Company provides visitor support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout the MEDICONSULT.COM Web site, and the Company's visitor support staff responds to most e-mail queries within 24 hours. In addition, through the Company's support group activities, healthcare professionals provide free e-mail support for a broad range of issues.

    The Company has strict policies and practices to ensure privacy and confidentiality of personal information posted on MEDICONSULT.COM. The Company adheres to the Health on the Network (HON) code of conduct (WWW.HON.ORG) and the Trusted Standards in Electronic Transactions, known as Truste, privacy and disclosure requirements. The Truste program is intended to maximize the Company's disclosure to consumers with regard to the collection of personally identifiable information on Web sites in order to promote the Internet as a safe and secure place to conduct business, education, communication and entertainment activities. In accordance with the Company's commitment to Truste, it does not display or make publicly available any personally identifiable information without the prior written consent of the individual identified, and limits the usage of personally identifiable information gathered on the site.

PRODUCTS AND SERVICES

MARKETING AND ADVERTISING PROGRAMS.

    The Company designs, develops and implements sophisticated on-line marketing and advertising programs for pharmaceutical and other healthcare companies. These programs are intended to educate patients on particular medical conditions, increase their awareness of treatment options, describe the benefits of various treatments and generally increase compliance with treatment protocols. The Company's programs include:

    - banner advertisements, visitor polls and surveys, and live events, to build brand awareness;

    - condition-specific content, to educate the targeted visitor group;

    - calls to action and other visitor interactions, such as requests for product samples;

    - design and development of customized Web sites focused on a particular product, treatment or medical condition;

    - development of product positioning strategies and initiation of on-line program launches; and

    - Web site management and support and visitor services.

    To date, the Company has marketed its capabilities to large pharmaceutical companies, and listed below is a sample of programs developed for clients.

    NOVARTIS CONSUMER HEALTH. The Company designed, developed and implemented an on-line marketing and advertising program for Novartis Consumer Health Canada covering its smoking cessation product, Habitrol, which in Canada is a non-prescription drug. The program is targeted to Canadian consumers and is designed to increase usage of Habitrol among those individuals wishing to quit smoking and to improve their overall continuing compliance with the protocol for the use of the product. Prior to designing the HABITROL.COM Web site, the Company conducted an analysis of its own visitor traffic across all of its medical conditions covered on the MEDICONSULT.COM Web site to determine which visitors were most interested in quitting smoking. The Company then developed, and launched in June 1998, the Habitrol marketing and advertising program, which was coordinated with Novartis' ongoing media campaign. In addition to the creation of the HABITROL.COM Web site, the program includes a number of other initiatives. Visitor traffic is generated through the coordination of Habitrol banner advertisements on the Company's MEDICONSULT.COM Web site with Novartis' off-line media campaign. Individuals committing to the program are offered a number of on-line support mechanisms by Novartis, including daily e-mail reminders providing guidance on physical and emotional expectations for the day, additional relevant medical information and on-line "buddies" who had quit, or were themselves quitting smoking. In addition, visitors are offered coupons for Habitrol and can participate in on-line surveys. The Company has been receiving revenue for maintaining and upgrading HABITROL.COM since its launch. The Company is currently expanding the Habitrol program to provide French and professional healthcare versions of the Web site.

    NOVARTIS PHARMA. In October 1998, Novartis Pharma, the pharmaceutical division of Novartis, engaged the Company to develop marketing and advertising programs for several branded pharmaceutical products, including currently approved products and products under clinical development. The Company is currently developing these programs.

    OTHER. The Company is working with a number of other pharmaceutical and consumer health organizations to develop marketing and advertising programs. During 1998, the Company completed assessment programs for Bristol Myers Squibb, Glaxo Wellcome and Astra Merck.

CONTENT LICENSING AND WEB SITE SUPPORT.

    The Company also seeks to increase its visitor traffic and generate additional revenue by licensing its content to, and providing Web site support for, Web sites established by healthcare organizations, including health maintenance organizations, hospital chains and pharmacies. Under these arrangements, the Company designs, develops and maintains individual Web sites for its clients incorporating the content from the MEDICONSULT.COM Web site. In addition, with certain clients the Company maintains the right to place advertisements on these sites, sharing the revenue with the client on a predetermined basis. Listed below is a sample of some of the Company's content licensing and Web site support clients.

    IBM. In January 1998, the Company entered into a content licensing agreement with IBM. Under this agreement, the healthcare division of IBM markets MEDICONSULT.COM'S medical content to IBM's clients.

    GEOACCESS. In December 1998, the Company entered into a content licensing agreement with GeoAccess, a healthcare information services company that provides enterprise-wide software for managed care companies, authorizing GeoAccess to market the Company's content to its managed care clients.

    ONTARIO HOSPITAL ASSOCIATION. In October 1998, the Company entered into an agreement with the Ontario Hospital Association, an association of approximately 185 not-for-profit hospitals in Canada, to design, develop and maintain a Web site template for use by their member hospitals for a monthly fee. For each hospital that elects to participate, the Company will create a customized home page that is integrated with the basic template. The customized entry point allows each hospital to enhance the base Web site with information about local services and support. The Company completed the template in November 1998, and has recently developed pilot Web sites for five of the member hospitals.

    OTHER. The Company is licensing its content and providing consulting services to pharmaceutical companies and is seeking to expand its client base to include other service providers, such as hospital groups, managed care companies and retail pharmacies.

JOINT VENTURES, STRATEGIC ACQUISITIONS AND RELATIONSHIPS

JOINT VENTURES.

    In February 1999, the Company entered into a memorandum of agreement to form a 50/50 joint venture with CommonHealth LLP ("CommonHealth") which will focus on providing pharmaceutical and other healthcare companies with innovative approaches to marketing their products in comprehensive marketing and advertising campaigns containing both significant Internet components and traditional media such as, print, television and direct marketing. The joint venture has the right of first refusal to provide services for these campaigns using the Company's Internet expertise and CommonHealth's experience in traditional forms of media. The Company and CommonHealth will each charge the joint venture for work performed by it at its normal rates. Profits of the joint venture will be shared equally by the parties, and the losses of the joint venture will be shared in proportion to each party's billings. In addition to the joint venture, CommonHealth and the Company, will each continue to pursue their individual business plans. In connection with the formation of the joint venture, the parties agreed that a representative of each party may serve on the board of directors of the other.

STRATEGIC ACQUISITIONS.

    The Company has grown in part through recent strategic acquisitions and agreements. The Company plans to continue this strategy in order to increase visitor traffic, increase revenue, gain access to human resources, and increase the breadth and depth of the medical content provided on its Web sites. Recently, the Company acquired or entered into Web site management or sponsorship agreements with respect to three Web sites, each providing it with high quality content in a particular niche:

    - PHARMLNFO.COM, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers. The Company acquired PHARMLNFO.COM in December 1998, in exchange for 100,000 shares of common stock.

    - CYBERDIET.COM, a Web site providing tailored nutritional information and programs. In February 1999, the Company entered into an agreement outlining the principal terms of an exclusive management arrangement with CyberDiet Inc. ("CyberDiet") related to CYBERDIET.COM and granting to the Company the sole right to place advertisements on the Web site, to link traffic, and manage the content on the Web site. The Company has an option to purchase CyberDiet and its Web site which we expect to exercise, and CyberDiet has under certain circumstances the right to cause the Company to purchase it, in exchange for 400,000 shares of common stock.

    - INCIID.ORG, a Web site providing information on infertility. In February 1999, the Company entered into an exclusive sponsorship agreement with the InterNational Counsel of Infertility Information Dissemination, a not-for-profit organization, relating to INCIID.ORG and granting to the Company the sole right to place advertisements on the Web site, to link traffic, and manage the content on the Web site.

STRATEGIC RELATIONSHIPS.

    The Company has entered into strategic alliances with a number of patient associations, including the Arthritis Foundation, Leukemia Society of America, the National Stroke Association and the National Mental Health Association. These alliances allow the Company to:

    - gain access to condition-specific medical information;

    - gain access to condition-specific visitor traffic;

    - increase visibility of the Company on the Internet; and

    - increase resources available to the Company regarding particular medical conditions.

MARKETING, SALES AND PROGRAM DESIGN

    As of January 1, 1999, the Company had a marketing, sales and program design group of 14 professionals who consult regularly with clients and their advertising agencies on how the Company can best apply its resources to meet their DTC marketing, advertising and content licensing needs. The Company generally seeks to hire individuals with significant experience in program design, advertising sales and pre-existing relationships with advertisers in a variety of media. The Company's marketing, sales and program design professionals have an average of 12 years of related experience.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

    The Company's operating infrastructure has been designed and implemented to support the reliable and swift delivery of hundreds of thousands of page views a day. The design of the Company's Web site allows for growth into millions of page views per day. Web pages are generated and delivered, in response to visitors' requests by any one of six Web servers. Key attributes of this infrastructure include scalability, performance and service availability.

    The Company has deployed a standard production and development server environment utilizing standard software solutions running on generally available server hardware platforms. The Company is currently transitioning from a core production environment running on SGI hardware and Unix platform hosted at TVisions of Cambridge, Massachusetts to an IBM Lotus Domino software environment to be located in the United States, which the Company may manage from Toronto, Canada. The Company's Web-based software systems use standard, off-the-shelf software components. The Company's strategy is to license and integrate "best-of-breed" commercially available technology from industry leaders such as IBM, Sun Microsystems and Microsoft whenever possible. The Company believes this architecture will allow it to increase rapidly the scale of its systems in a cost-effective manner.

    A number of other applications, such as client-developed application sites, demonstration facilities for client projects and the Company's Intranet site, are hosted at Internoded of Cambridge, Massachusetts. The Company's MediStore electronic commerce applications are hosted at Entrevision, Inc. of Toronto, Canada. The Company's production servers are currently hosted at Exodus in Waltham, Massachusetts.

    The Company's production data is copied to backup tapes each night and stored at a third party, off-site storage facility. The Company is in the process of developing a comprehensive disaster recovery plan to respond to system failures. The Company keeps all of its production servers behind firewalls for security purposes and does not allow outside access at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed.

COMPETITION

    There are many companies that provide Internet and non-Internet based marketing and advertising services to the healthcare industry. All of these companies compete with the Company for advertisers, and Internet healthcare companies also compete with us for visitor traffic. Management expects competition to continue to increase as there are no substantial barriers to entry in the Company's market. Increased competition could result in reductions in the fees the Company receives for its marketing and advertising services, lower margins, loss of clients, reduced visitor traffic to its Web sites, or loss of market share. Any of these occurrences could materially and adversely affect the Company's business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services. The Company's principal competitors include:

    - advertising agencies and consulting firms, such as Young & Rubicam and Agency.com, that develop marketing and advertising programs for pharmaceutical and other healthcare companies;

    - Web sites that deliver consumer healthcare information, either as their sole focus or as part of a more broadly-based site, such as Health Oasis, InteliHealth, iVillage, OnHealth, Thrive Online and WebMD;

    - general purpose consumer online service providers, such as America Online and Microsoft Network;

    - Web site development firms, such as USWeb/CKS; and

    - publishers and distributors of television, radio and print, such as CBS, Disney, NBC and Time Warner.

    The Company's ability to compete depends on a number of factors, many of which are outside of its control. These factors include quality of content, ease of use, timing and market acceptance of new and enhanced services, and level of sales and marketing efforts.

    Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, existing relationships with pharmaceutical and other healthcare companies and significantly greater financial, technical and marketing resources than the Company does. This may allow them to devote greater resources than the Company to the development and promotion of their services. These competitors may also engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, advertisers and alliance partners. The Company's competitors may develop services that are equal or superior to those provided by the Company or that achieve greater market acceptance and brand recognition than the Company achieves. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address the needs of advertisers. It is possible that new competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully or competitive pressures may have a material adverse effect on the Company's business, results of operations and financial condition. If advertisers perceive the Internet generally or the Company's Web sites to be a relatively limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising or to advertise on the Company's Web sites.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

    The Company protects its intellectual property through a combination of trademark and copyright law, trade secret protection and confidentiality with its employees, customers, independent contractors and strategic partners. The Company pursues the registration of its domain names, trademarks and service marks in the United States, and has obtained trademark registration in the United States of "MEDICONSULT.COM" and assert various other trademarks and servicemarks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services and products are made available on-line. The Company obtains a majority of its content from the public domain. In addition, it creates some of its own content and obtains rights to use the balance of its content from third parties. It is possible that the Company could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and the Company may be subject to claims from its licensors. The Company currently has no patents or patents pending and does not anticipate that patents will become significant part of its intellectual property in the future. The Company seeks to enter into confidentiality agreements with its employees and independent consultants and has instituted procedures to control access to and distribution of its technology, documentation and other proprietary information and the proprietary information of others from whom it licenses content. The steps the Company takes to protect its proprietary rights may not be adequate and third parties may infringe or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against the Company. The legal status of intellectual property on the Internet is currently subject to various uncertainties.

HUMAN RESOURCES

    As of January 31, 1999, the Company employed 35 full-time employees, of whom 14 were in marketing, sales and program design, 12 were in product and content development, four were in administration and corporate services, and five were in operations and support. In addition, there were 10 part-time employees. As the Company continues to grow and introduce more products, Management expects to hire more personnel. Competition for personnel is intense and the Company may not be able to retain its senior management or other key personnel in the future. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that its relations with employees is good.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    GENERAL. There is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, visitor privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws may have an adverse effect on the Company's business. In addition to Internet regulation, the Company's Web sites may be subject to numerous state and federal laws that govern the delivery of healthcare services and goods in the United States. These laws range from laws prohibiting the offer, payment or receipt of renumeration to induce referrals to entities providing healthcare services and goods to licensure requirements as well as special protection for healthcare data. These laws are complicated and are under constant revision and interpretation. These laws and their active enforcement, particularly in the area of healthcare fraud, affects the way all healthcare providers structure their business relationships and deliver healthcare services and goods. New developments in this area could affect the structure and operation of the Company's business. In the event some state or federal regulatory agency determined that the Company's relationship with one or more or its advertisers that deliver healthcare services or goods violate any such laws, then the Company could be subjected to fines and other costs and could be required to revise or terminate that portion of its business.

    LIABILITY FOR INFORMATION RETRIEVED FROM THE COMPANY'S WEB SITES AND FROM THE INTERNET. Content may be accessed on the Company's Web sites and this content may be downloaded by visitors and subsequently transmitted to others over the Internet. This could result in claims against the Company based on a variety of theories, including defamation, practicing medicine without a license, malpractice, obscenity, negligence, copyright or trademark infringement or other theories based on the nature, publication and distribution of this content. Some of these types of claims have been brought, sometimes successfully, against providers of Internet services in the past. The Company could also be exposed to liability with respect to third-party content that may be posted by visitors in chat rooms or bulletin boards offered on its Web sites. It is also possible that if any information, including information deemed to constitute professional medical advice provided by a specialist on MediXpert contains errors or false or misleading information, third parties could make claims against the Company for losses incurred in reliance on such information. In addition, the Company may be subject to claims alleging that, by directly or indirectly providing links to other Web sites, it is liable for copyright or trademark infringement or the wrongful actions of third parties through their respective Web sites. The Communications Decency Act of 1996 provides that, under certain circumstances, a provider of Internet services shall not be treated as a publisher or speaker of any information provided by a third-party content provider. This safe harbor has been interpreted to exempt certain activities of providers of Internet services. The Company's activities may prevent it from being able to take advantage of this safe harbor provision. While the Company attempts to reduce its exposure to such potential liability through, among other things, visitor policies and disclaimers, the enforceability and effectiveness of such measures are uncertain. Any claims brought against the Company in this respect may have a material and adverse effect on the Company's business.

    ON-LINE CONTENT REGULATIONS. While the Company does not believe the content on its Web sites is obscene or indecent, its Web sites contain healthcare content which is explicit in nature and is intended for a mature audience. Several federal and state statutes prohibit the transmission of certain types of indecent, obscene or offensive content over the Internet to certain persons. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on the Company's Web sites. Legislation regulating online content could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company adheres to the Health on the Network code of conduct which establishes guidelines for health information on the Internet.

    PRIVACY CONCERNS. The Federal Trade Commission ("FTC") is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish certain procedures to, among other things: (1) give adequate notice to consumers regarding information collection and disclosure practices,
(2) provide consumers with the ability to have personal identifiable information deleted from a company's database, (3) provide consumers with access to their personal information and with the ability to rectify inaccurate information, (4) clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's Web site and (5) obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age. Such regulation may also include enforcement and redress provisions. While the Company has implemented or intends to implement programs designed to enhance the protection of the privacy of its visitors, including children, there can be no assurance that such programs will conform with any regulations adopted by the FTC. The FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from visitors, which could have an adverse effect on the Company's ability to provide highly targeted opportunities for advertisers and e-commerce marketers.

    It is also possible that "cookies" (information keyed to a specific server, file pathway or directory location that is stored on a visitor's hard drive, possibly without the visitor's knowledge) used to track demographic information and to target advertising may become subject to laws limiting or prohibiting their use. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the Company's use of cookies could limit the effectiveness of the its targeting of advertisements, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    The European Union ("EU") has adopted a directive that imposes restrictions on the collection and use of personal data. Under the Directive, EU citizens are guaranteed certain rights, including the right of access to their data, the right to know where the data originated, the right to have inaccurate data rectified, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standard in the United States. In particular, companies with offices located in EU countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, there can be no assurance that the directive will not adversely affect the activities of entities such as the Company which engage in data collection from visitors in EU member countries.

    DOMAIN NAMES. Domain names are Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. The Company has registered as its URL, the domain name "MEDICONSULT.COM." Although the Company has registered "MEDICONSULT.COM" as a trademark, third parties may bring claims for infringement against the Company for the use of this trademark. There can be no assurance that the Company's domain names will not lose their value, or that the Company will not have to obtain entirely new domain names in addition to or in lieu of its current domain names if reform efforts result in a restructuring of the current system.

    JURISDICTIONS. Due to the global nature of the Internet, it is possible that, although transmissions by the Company over the Internet originate primarily in the United States, the governments of other states and foreign countries might attempt to regulate such transmissions or prosecute the Company for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each state or foreign country. The Company has not qualified to do business as a foreign corporation in any jurisdiction. This failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject it to taxes and penalties and could result in its inability to enforce contracts in such jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY.

    To date, the Company has operated without corporate office space for its employees. The Company manages its operations through an internal computer network that contains substantially all of its records, plans, projects in process and other information and employees communicate principally via e-mail, telephone and face-to-face meetings. The Company has no leases for office space, as all employees are geographically disperse and work out of home offices or independent or client offices. The Company is headquartered in Hamilton, Bermuda, occupying space in the office of Robert A. Jennings, its Chairman and Chief Executive Officer, at no cost to it. The Company manages its operations to a large extent through telephonic, electronic and other forms of communication. The Company currently anticipates that it will require office space to accommodate growth and meet increasing client needs. In this regard, it is contemplating opening an office in Parsippany, New Jersey, in conjunction with the CommonHealth joint venture, and is evaluating the possibility of establishing an office in Toronto, Canada.

ITEM 3. LEGAL PROCEEDINGS.

    There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On October 2, 1998, the Company's majority stockholder, The Mediconsult Trust, an entity controlled by Robert A. Jennings, approved adoption of an amendment to the Company's Certificate of Incorporation to change existing references from "$10.00 Non-Cumulative Preferred Stock" to references to "Preferred Stock" and to provide for a cumulative dividend on the Company's junior preferred stock and to permit conversion of the Company's junior preferred stock into common stock.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) MARKET INFORMATION. The Company's common stock trades in the over-the-counter market, under the symbol "MCNS". The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

QUARTER ENDED                                                               HIGH BID      LOW BID
-------------------------------------------------------------------------  -----------  -----------
December 31, 1997........................................................   $    1.70    $    1.05
March 31, 1998...........................................................   $    2.10    $    1.00
June 30, 1998............................................................   $    1.92    $    1.25
September 30, 1998.......................................................   $    1.68    $    0.64
December 31, 1998........................................................   $    9.56    $    0.49

    (b) On February 26, 199 , the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for a public offering of shares of Common Stock. Since then, the Company's Common Stock has been approved for quotation subject to notice of issuance, on the NASDAQ National Market.

    (c) HOLDERS. As of December 31, 1998, the Company had approximately 145 shareholders of record. This does not include shareholders who hold stock in accounts at broker/dealers.

    (d) DIVIDENDS. The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of its business.

    (e) RECENT SALES OF UNREGISTERED SECURITIES. Since April 1996, The Mediconsult Trust (the "Trust") has advanced funds to the Company from time to time on an interest free basis. Of these advances, $4.3 million were converted into 430,000 shares of junior preferred stock on September 30, 1998. On August 1, 1998 the Company issued 100,000 shares of common stock and warrants to purchase 400,000 shares of common stock to Arnhold and S. Bleichroeder, Inc. in exchange for services rendered. On October 31, 1998, the Company granted options to purchase 100,000 shares of common stock to each of Messrs. Barry Guld and John Buchanan. The Company is party to a strategic consulting interim agreement dated November 16, 1998 with Treacy & Co. and the Trust. The agreement provides that in consideration for services rendered by Treacy & Co. to the Company, the Company granted Treacy & Co. immediately exercisable options to purchase 2,000,000 shares of common stock, which expire on November 16, 2003. In addition, the Trust granted Treacy & Co. an immediately exercisable option to purchase 358,333 shares of common stock which expires on October 1, 1999. On December 31, 1998, the Company issued 100,000 shares of common stock to Pharmaceutical Information Associates, Ltd. and VirSci Corporation in exchange for all of the assets of the PHARMINFO.COM Web site.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Mediconsult is a leading provider of patient-oriented healthcare information and services on the World Wide Web. The Company's Web sites provide a trusted source of comprehensive and easy to understand medical information and are designed to empower consumers through increased education related to medical conditions and treatment alternatives. The Company's Web sites also provide a destination on the Internet where visitors can interact with others in a community environment. The Company facilitates this environment through a well-organized, easy to navigate format and an array of complementary services, including moderated on-line support groups and discussion forums. By fostering communities centered around over 60 prevalent medical conditions and health issues, management believes the Company creates significant opportunities for pharmaceutical and other healthcare companies to reach a highly targeted consumer audience using Internet-based marketing and advertising programs.

BACKGROUND

    For the period from the inception of the Company's operations in April 1996 through January 1997, the Company's operating activities related primarily to the initial development of the MEDICONSULT.COM Web site and operating infrastructure, and also the recruitment of employees. Since the formal launch of MEDICONSULT.COM in 1997, the Company has focused on developing content, organizing content in an easy to navigate format, and improving the functionality of MEDICONSULT.COM. The Company continues to refine its strategy of creating targeted on-line marketing and advertising programs for large pharmaceutical and other healthcare organizations, and is developing and implementing these types of programs for its clients. The Company structures its programs to provide its advertisers with a measurable return on investment by tracking the level of interest and interactive responses of visitors. The Company's programs utilize a broad range of on-line strategies and resources to deliver a message consistent with the advertisers' global marketing strategy.

REVENUE SOURCES

    The Company's main source of revenue is through client services related to the development and support of on-line marketing and advertising programs for pharmaceutical and other healthcare companies. These services typically include the design, development and management of customized Web sites relating to a particular pharmaceutical or other health-related product. Client services also include marketing research, focus group testing and on-line testing of visitors' preferences. Revenue from client services is recognized over the period that the services are performed. Revenue from support services, principally the management of Web sites that the Company develops for its clients, is recognized ratably over the management periods, generally on a monthly basis. Payments received from clients prior to the performance of client services are recorded as unearned revenue.

    The Company also provides advertising services involving the sale of advertising space on the Web sites it owns, manages or sponsors. These services can be provided separately or as part of a more comprehensive suite of client services. Advertising services include banner advertisements, polls, surveys, registration programs, coupons and other interactive forms of advertising. Revenue from advertising sales is recognized ratably over the period in which the advertisement is displayed, if no significant obligations remain. In certain cases, advertising revenue from the sale of advertising space is related to the delivery of impressions or click-throughs from pages viewed by visitors to the Company's Web sites. In these cases, the Company may guarantee a minimum number of impressions or click-throughs by visitors over a specific period of time. To the extent that revenue is related to the number of impressions or click-throughs, the Company defers recognition of this revenue until the required impressions or click-throughs are achieved. Payments received from advertisers prior to displaying their advertisements are recorded as deferred revenue. The Company does not engage in barter transactions with respect to its advertising services.

    The Company also derives revenue form licensing its MEDICONSULT.COMcontent and providing Web site support to healthcare and other organizations. These organizations make the Company's content available to visitors to their Web sites or to Web sites of their clients. Revenue from content licensing is recognized over the period of the license. In certain cases, the Company designs and develops these Web sites. The portion of licensing revenue related to up-front customized design work is recognized over the period that the work is performed. In certain cases, the Company derives additional revenue from the management of the Web site or its content. Revenue from management services is recognized ratably over the period the services are performed, generally on a monthly basis. The Company also may retain the right to place advertising on a Web site that hosts its content.

    Although the Company has certain electronic commerce alliances with merchants of healthcare-oriented books and products, revenue from these revenue-sharing arrangements has not been material. Revenue from the Company's share of the proceeds from its electronic commerce partners' sales is recognized by the Company upon notification from its commerce partners of sales attributable to the Company's Web sites.

MARKETING AND SALES INITIATIVES

    In late 1997, the Company initiated its first significant marketing and advertising program. The Company was engaged by Novartis Consumer Health Canada to develop a comprehensive on-line smoking cessation program for its Habitrol brand, focused on Canadian consumers. The Company developed the Web site for this program during early 1998, for which it received payment as services were performed. The Company received revenue for maintaining and upgrading this program (beginning with its launch in June 1998), and receives monthly advertising revenue for referring visitor traffic to the Habitrol Web site. The Company is currently expanding the Habitrol program to provide French and professional healthcare versions of the Web site.

    The Company has also generated revenue from developing programs for a number of branded pharmaceutical products for Novartis Pharma, the worldwide pharmaceutical division of Novartis. The Company is developing the Web sites for these programs and receiving payment as the services are performed. In 1998, revenue from Novartis represented $0.7 million or 65% of the Company's total revenue. The Company has also completed assessment programs for Bristol Myers Squibb, Glaxo Wellcome and Astra Merck. The loss of Novartis as a customer or any changes to the existing relationship that are less favorable to the Company, or any significant reduction in traffic on or through the Novartis Web sites that the Company manages, will materially and adversely affect the Company's business, financial condition and results of operations.

    To date, the Company's revenue has been generated primarily by its internal sales organization and, to a lesser extent, by third party advertising representatives. As of December 31, 1998, the Company had an internal marketing, sales and program design organization of 14 professionals. The Company believes that it needs to significantly increase the size of its internal marketing and sales organization to execute successfully its growth strategy and, accordingly, the Company intends to hire additional marketing and sales professionals in 1999.

    To complement its direct sales force, in February 1999, the entered into a memorandum of agreement outlining the principal terms of a 50/50 joint venture with CommonHealth LLP, the leading healthcare advertising firm worldwide. CommonHealth is an affiliate of Ogilvy & Mather and J. Walter Thompson. The joint venture is being formed to offer innovative multimedia solutions to pharmaceutical and other healthcare companies, based on the Company's Internet expertise and CommonHealth's experience in traditional media. It is currently contemplated that each party will perform services on behalf of the joint venture, and will each charge the joint venture for work performed by it at its normal rates. The joint venture may also recruit its own employees, some of whom may come from Mediconsult and some of whom may come from CommonHealth. Profits of the joint venture will be shared equally by the parties, and losses of the joint venture will be shared in proportion to each party's billings to the joint venture.

    In order to enhance its content licensing initiatives and generate additional revenue, the Company has entered into marketing alliances with a number of companies and organizations. These include the healthcare division of IBM, GeoAccess, a software development company focused on the managed care sector, and the Ontario Hospital Association, an association of approximately 185 not-for-profit hospitals.

VISITOR TRAFFIC

    To improve the depth and breadth of the Company's medical content and to increase visitor traffic, the Company has recently completed strategic initiatives to purchase, mange or sponsor the following Web sites:

    - PHARMINFO.COM, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers. The Company acquired PHARMINFO.COM in December 1998, in exchange for 100,000 shares of its common stock. The fair value of these shares of common stock was $0.8 million, which was capitalized and will be amortized over two years.

    - CYBERDIET.COM, a Web site providing tailored nutritional information and programs. In February 1999, the Company entered into a memorandum of agreement outlining the principal terms of an exclusive management arrangement with CyberDiet Inc., the owner of CYBERDIET.COM, granting to Mediconsult the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. The Company has an option to purchase CyberDiet Inc., and this company has under certain circumstances the right to cause the Company to purchase it, in exchange for 400,000 shares of the Company's common stock. The Company expects to exercise this option.

    - INCID.ORG, a Web site providing information on infertility. In February 1999, the Company entered into an exclusive sponsorship agreement with the InterNational Counsel of Infertility Information Dissemination, a not-for-profit organization, relating to INCID.ORG and granting to Mediconsult the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. In connection with this agreement, the Company has committed to pay INCID $0.5 million per year beginning in 1999, for three years in equal quarterly installments, in cash or common stock as the Company determines with respect to each quarter.

    Management believes that the Company's Web sites collectively represent one of the most highly trafficked consumer healthcare information sites on the Internet. In January 1999 (on a pro forma basis as if acquired, managed or sponsored on the first day of the month), the Company's owned, managed and sponsored Web sites had more than 1.3 million visitors viewing over 9.2 million pages of information.

CORPORATE

    Mediconsult was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, the Company purchased Mediconsult.com Limited, a Bermuda corporation ("MCL"), through a merger in which MCL became a wholly-owned subsidiary. In December 1996, the Company consummated a reincorporation merger pursuant to which it became a Delaware corporation. Mediconsult conducts its business primarily through MCL, its Bermudian subsidiary. In addition to MCL, Mediconsult has established subsidiaries in the United States, Canada and the United Kingdom. The Company's operations are conducted by MCL, which has obtained an exemption from all Bermudian income taxes until the year 2016. MCL has, however, entered into service agreements with other subsidiaries of Mediconsult for their employees to provide services to MCL. These subsidiaries will be subject to income taxes in their jurisdictions.

STOCK OPTIONS AND WARRANTS

    Stock options granted to consultants and employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," the Company has recorded compensation expense in connection with the vesting of stock options during the years ended December 31, 1997 and 1998, as well as deferred compensation expense for the value of options granted that were not vested as of such dates. The Company currently expects to amortize

$0.9 million in 1999 and $27,693 in 2000 as deferred compensation expense in respect of options outstanding at December 31, 1998. In addition, pursuant to an agreement with Arnhold and S. Bleichroeder, Inc. to provide the Company with investment advisory services, the Company has issued to this firm warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of the Company's common stock on the contract date. Of this amount, warrants for 200,000 shares of Common Stock were delivered upon the filing of a prospectus for secondary public offering in February 1999 and warrants for 200,000 shares of Common Stock are deliverable in 2000, if certain conditions are met. Delivery of the warrants will result in the recognition of an expense in the statement of operation equal to the fair market value of the warrants on the date of delivery.

RESULTS OF OPERATIONS

    REVENUE. Revenue consists of fees received for the design, development and implementation of online marketing and advertising programs, including Web site development and implementation, advertising services, licensing the Company's content and Web site support. The Company did not have any revenue for the period from April 23, 1996 (the initial launch of MEDICONSULT.COM) to December 31, 1996. Revenue was $0.3 million for the year ended December 31, 1997 and $1.0 million for the year ended December 31, 1998. The period-to-period growth in revenue was primarily attributable to an increase in the number of clients and the number of marketing and advertising programs developed and implemented for those clients.

    PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate its Web sites. These costs have consisted primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on the MEDICONSULT.COM Web site. For the period ended December 31, 1996, these costs consisted primarily of third party software development expenses, which were deferred and amortized over the years ended December 31, 1997 and 1998. For the year ended December 31, 1997, these costs were $0.8 million and for the year ended December 31, 1998, these costs were $1.3 million. For 1997 and 1998, these costs related primarily to the development of healthcare content.

    MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client services costs include expenses incurred by the Company to obtain and maintain client relationships. These costs included salaries and fees paid to employees and consultants, and programming costs. In 1996, the marketing, sales and client services costs were $0.4 million. In 1997, the Company began a process of developing prototype marketing and advertising programs, and in the fourth quarter of 1997 began the development of its first client marketing program. For the year ended December 31, 1997, marketing, sales and client services costs were $1.1 million. For the year ended December 31, 1998, these costs were $1.8 million, consisting primarily of costs associated with the development and implementation of specific client marketing programs and of new prototype marketing and advertising programs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the year ended December 31, 1996, general and administrative expenses were $0.4 million. These expenses were $0.9 million for the year ended December 31, 1997, and $1.2 million for the year ended December 31, 1998. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of the Company's operations.

    FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES AND CONSULTANTS. The Company has recorded compensation expense in connection with the vesting of employee stock options of $40,235 during the year ended December 31, 1997, and $0.3 million during the year ended December 31, 1998. In addition, for the year ended December 31, 1998, the Company recorded compensation expense of $1.4 million for a stock option granted to a consultant. Compensation expense represents the amortization of deferred compensation which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options. Compensation expense in respect of the options granted to a consultant is related to an option for 2,000,000 shares of common stock granted pursuant to a Strategic Consulting Interim Agreement with Treacy & Co., LLC, a company controlled by Michael Treacy, a director of the Company, as payment for marketing consulting services. These services included marketing, sales and client services advice, strategic planning and seconding Mr. Swanson to act in the capacity of Vice President, Sales. The Company has recorded deferred compensation for the value of the options granted that are not yet vested of $0.1 million as of December 31, 1997 and $0.9 million as of December 31, 1998.

QUARTERLY RESULTS OF OPERATIONS DATA

    The following table sets forth certain unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 1998. In the opinion of management, this data has been prepared substantially on same basis as the audited financial statements appearing elsewhere in this report and includes all necessary adjustments, consisting only of normal recurring adjustments necessary for fair presentation of this data. The quarterly data should be read in conjunction with the financial statements and the notes to these statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

    The Company has limited operating history upon which to evaluate its business and predict revenue and planned operating expenses. The Company's quarterly operating results may vary significantly in the foreseeable future due to a variety of factors, many of which are outside of the Company's control. The timing of the Company's advertising sales is one of the most significant factors affecting quarterly results. The time between the date of initial contact with a potential advertiser and the execution of a contract with the advertiser typically ranges from six weeks for smaller agreements nine months for larger agreements. These contracts are also subject to delays over which the Company has little or no control, including customers budgetary constraints, their internal acceptance reviews whether or when regulatory approval of their products is given by the Food and Drug Administration ("FDA") or other regulatory authority, the possibility of cancellation or delay of projects by advertisers and any post-approval actions taken by the FDA or other regulatory authority, including product recalls. During the selling process, the Company may expend substantial funds and management resources and yet not obtain adequate advertising revenue. Once a contract is executed, a significant portion of the Company's revenue is derived from customized Web site development and implementation projects, rather than from recurring fees. As a result, the Company cannot predict with certainty when it will perform the work necessary to receive payment for these projects. In addition, traffic levels on Web sites have typically fluctuated during the summer, and during year-end and holiday periods, and the Company could experience a decrease in visitor traffic to its Web sites during these periods.

                                                                                  QUARTER ENDED
                                              -------------------------------------------------------------------------------------
                                               MAR. 31,     JUN. 30,     SEP. 30,     DEC.31,    MAR. 31,     JUN, 30,    SEP. 30,
                                                 1997         1997         1997        1997        1998         1998        1998
                                              -----------  -----------  -----------  ---------  -----------  -----------  ---------
                                                                                 (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................   $      16    $      88    $      69   $      84   $     206    $     215   $     238
Operating expenses:
  Product and content development...........         235          141          178         212         250          260         401
  Marketing, sales and client services......         232          236          284         379         189          492         234
  General and administrative................         210          211          257         247         210          263         228
  Fair value of options granted to
    employees...............................          --           --           --          40          39           30          26
  Fair value of options granted to
    consultants.............................          --           --           --          --          --           --          --
                                                   -----        -----        -----   ---------  -----------       -----   ---------
    Total operating expenses................         677          588          719     878 688       1,045          889       3,317
Loss from operations........................        (661)        (501)        (649)       (794)       (482)        (830)       (651)
Interest income (expense), net..............         (10)         (10)          --          --          --           --          --
                                                   -----        -----        -----   ---------  -----------       -----   ---------
Net loss....................................   $    (671)   $    (511)   $    (649)  $    (794)  $    (482)   $    (830)  $    (651)
                                                   -----        -----        -----   ---------  -----------       -----   ---------
                                                   -----        -----        -----   ---------  -----------       -----   ---------


                                              DEC. 31,
                                                1998
                                              ---------

STATEMENT OF OPERATIONS DATA:
Revenues....................................  $     372
Operating expenses:
  Product and content development...........        405
  Marketing, sales and client services......        896
  General and administrative................        481
  Fair value of options granted to
    employees...............................        180
  Fair value of options granted to
    consultants.............................      1,354
                                              ---------
    Total operating expenses................
Loss from operations........................     (2,945)
Interest income (expense), net..............         --
                                              ---------
Net loss....................................  $  (2,945)
                                              ---------
                                              ---------

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through the private placement of equity securities and advances from its principal stockholder. As of December 31, 1998, the Company had $0.1 million in cash and cash equivalents. In February 1999, the Company received $3.2 million in proceeds from a private placement of equity securities to certain unrelated investors.

    The Company has incurred substantial costs to design, develop and implement Internet-based marketing and advertising programs for its clients, to build brand awareness and to grow its business. As a result, the Company has incurred operating losses and negative cash flows from operations in each quarter since commencing operations. As of December 31, 1998, the Company had an accumulated deficit of $8.4 million. These losses have been funded primarily through advances by its majority stockholder, an entity controlled by Robert A. Jennings, the Company's Chairman and Chief Executive Officer. These advances aggregated $4.8 million as of December 31, 1998. Of this amount, $4.3 million is evidenced by junior preferred stock of the Company. The balance constitutes an interest free advance of $0.5 million repayable upon demand.

    To date, the Company has experienced negative cash flows from operating activities. For the period ended December 31, 1996, net cash used in operating activities was $1.0 million. For the year ended December 31, 1997, net cash used in operating activities was $2.5 million. For the year ended December 31, 1998, net cash used in operating activities was $2.7 million. Net cash used in operating activities for these periods was primarily attributable to net losses during these periods. Net cash used reflected several factors, including (1) increased operating expenses as the Company's business volume increased; (2) a higher level of accounts receivable due to growth of marketing and advertising program revenue; and (3) increases in accounts payable, accrued expenses and deferred revenues, which partially offset the increases. For the year ended December 31, 1998, the increase in net cash used in operating activities was primarily attributable to a net operating loss of $4.9 million. The net loss for 1998 was offset by certain non-cash items of $1.7 million in the aggregate. This amount was comprised of deferred compensation expense of $1.6 million related stock options granted to consultants and employees and the value of services received in exchange for common stock of $0.1 million.

    For the period ended December 31, 1996, net cash used in investing activities was $0.2 million. For the year ended December 31, 1997, net cash used in investing activities was $0.1 million. For the year ended December 31, 1998, net cash used in investing activities was $30,225. All net cash used in investing activities related to capital expenditures, primarily the acquisition of equipment.

    For the period ended December 31, 1996, net cash provided by financing activities was $1.6 million. For the year ended December 31, 1997, net cash provided by financing activities was $2.6 million. For the year ended December 31, 1998, net cash provided by financing activities was $2.4 million. Net cash proceeds from financing activities in 1996 was primarily attributable to the issuance of common stock and to a lesser extent from unsecured advances from the Company's majority stockholder. Net cash proceeds from financing activities in 1997 and 1998 was primarily attributable to net proceeds received from unsecured advances from the majority stockholder in the aggregate amount of $2.6 million in 1997 and $2.2 million in 1998. By September 30, 1998, $4.3 million of the cash advances from the majority stockholder made prior to that date had been converted into junior preferred stock.

    As of December 31, 1998, the Company had no principal capital commitments outstanding. The Company has spent $0.4 million on capital expenditures since inception. It is estimated that the Company's capital expenditures will be $0.7 million for 1999, principally for improvements to its technical infrastructure, including the transfer of its main production and development equipment operations from a third party to the Company's own facility.

    In connection with the Company's planned 50/50 joint venture with CommonHealth, it expects to advance approximately $0.3 million to the joint venture as its share of the venture's initial capitalization. Under the Company's agreement with CommonHealth, the Company may borrow this amount from CommonHealth. If the Company does borrow this amount, it must repay it from 25% of its half of the net profits of the joint venture, if any, and, in any event within three years from the formation of the joint venture or sooner if the joint venture is terminated.

    On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of newly designated senior preferred stock and warrants exercisable for five years to purchase 224,000 shares of such senior preferred stock to Nazem & Company IV, L.P., Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and other individual investors, for an aggregate of $3.2 million. The purchase price was, and the conversion price of the senior preferred stock and exercise price of the warrants is, $6.32 per share, an amount equal to 85% of the average bid and ask price of the shares of Common Stock on the OTC Bulletin Board for the relevant 30-day period preceding the closing. The shares of senior preferred stock are convertible at any time at the option of the holder into an equal number of shares of common stock, subject to adjustment, and will be automatically converted into an equal number of shares of common stock upon the closing of this offering. The senior preferred stock has voting rights on an as-converted basis. In connection with such private placement, the Company agreed to provide the holders of senior preferred stock or common stock issuable upon the conversion of senior preferred stock demand and piggy back registration rights, the right to tag-along with founders of the Company in certain sales of their shares, and the right to nominate a member of the board of directors of the Company so long as they maintain at least 50% of their original share position. If the Company offers its common stock to the public at a price below $6.32 per share, the conversion price of the senior preferred stock and the exercise price of the warrants will be lowered to a price equal to 85% of the price of the public in such offering. In connection with this investment, and for as long as the investors hold at least 50% of their original shares position, the Company agreed not to effect any material change in the direction of its business unless approved by at least two-thirds of the board of directors and then only after consultation with the investors.

    In March 1999, the Company entered into an exclusive source code license agreement with TVisions, relating to the proprietary software that the Company uses to operate MEDICONSULT.COM and certain other of the Company's Web Sites. The Company paid TVisions the sum of $260,000 as payment in full for this license.

    In connection with the Company's sponsorship and management of INCIID.ORG, it has committed to pay INCIID $0.5 million per year beginning in 1999 for three years in equal quarterly installments, in cash or common stock as it determines with respect to each quarter.

    The Company's ability to generate significant revenue is uncertain. The Company incurred net losses of approximately $0.9 million for the year ended December 31, 1996, $2.6 million for the year ended December 31, 1997 and $4.9 million for the year ended December 31, 1998. The Company expects losses from operations and negative cash flow to continue for the foreseeable future and at least through the year 2000 as a result of its expansion plans and management's expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although the Company has experienced revenue growth in recent periods, its revenue may not remain at its current level or increase in the future. If the Company's revenue does not increase and if its spending levels are not adjusted accordingly, it may not generate sufficient revenue to achieve profitability, which would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company achieves profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

    The Company's working capital requirements depend on numerous factors. The Company has experienced a substantial increase in its expenditures since inception consistent with growth in its operations and staffing, and anticipate that this will continue for the foreseeable future. The Company anticipates incurring additional expenses to increase its marketing and sales efforts, for content development and for technology and infrastructure development. Additionally, the Company will continue to evaluate possible investments in businesses, products and technologies, the expansion of its marketing and sales programs and more aggressive brand promotions. If the Company experiences a shortfall in revenue in relation to its expenses, or if its expenses precede increased revenue, the Company's business, financial condition and results of operation and could be materially and adversely affected.

    The Company currently anticipates that its available cash resources combined with the net proceeds from an offering expected to take place in 1999 will be sufficient to meet its anticipated needs for working capital and capital expenditures through at least the year 2000. The Company may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available in terms favorable to the Company, or at all. If additional funds are raised by the issuance of the Company's equity securities stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt by the Company, it may be subject to certain limitations on its operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote its brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    Although a significant portion of the Company's revenue is derived from activities conducted outside the United States, fees paid to the Company have been and are expected to continue to be paid in U.S. dollars. However, a substantial portion of the Company's payroll is paid, and it is expected that rent under leases of office facilities outside the United States will be paid, in currencies other than U.S. dollars. Because the Company's financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in which the Company makes payments in relation to the U.S. dollar. The Company does not cover known or anticipated operating exposures through foreign currency exchange option or forward contracts. The primary currency for which the Company has foreign currency exchange rate exposure is the Canadian dollar. The Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and advances from shareholder are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee ("AeSEC") issued Statement of Position ("SOP") 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use and whether it should be expensed or capitalized. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes that the Company currently complies with the provisions of this standard and, therefore, believes that the adoption of this standard will not have a significant impact on the Company's business, financial condition and results of operations.

    The AcSEC SOP 98-5, "REPORTING COST OF START-UP ACTIVITIES," effective for fiscal years beginning after December 15, 1998, requires costs of start-up activities and organization costs to be expensed as incurred. Currently, the Company expenses these costs as incurred and, consequently, management believes that the adoption of this SOP will not have an impact on the Company's business, financial condition and results of operations.

YEAR 2000

    Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the year 2000 problem. Significant uncertainty exists in the software and Internet industries concerning the scope and magnitude of problems associated with the year 2000 problem.

    INTERNAL INFRASTRUCTURE. The Company believes that it has identified substantially all of the major computers, software applications and related equipment used in connection with its internal operations to determine if they will be year 2000 compliant. Based on the Company's assessment to date, it presently believes that its internal computer systems are year 2000 compliant. Nevertheless, the Company continues to test its internal systems, on a system by system basis, as it completes its ongoing compliance efforts with respect to non-information technology systems.

    SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of the Company's offices and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the year 2000 problem. The Company has completed the assessment of potential effect of, and costs of remediating, any year 2000 problem related to this equipment. The Company does not have extensive facilities and office equipment at this time. The Company estimates that the total cost of completing any required modifications, upgrades or replacements of these internal systems will not be material.

    SUPPLIERS. The Company has been gathering information from and has initiated communications with its service and content providers to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, the Company has limited or no control over the actions of its service and content providers. Thus, while management expects that it will be able to resolve any significant year 2000 problems with the Company's systems, the Company cannot guarantee that its service and content providers will resolve any or all year 2000 problems with their systems before the occurrence of a material disruption to the Company's business. Any failure of these third-parties to resolve year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

    MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all year 2000 problems that could materially adversely affect its business, financial condition or operating results. However, the Company believes that it is not possible to determine with complete certainty that all year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the year 2000 problem will occur or the severity, duration or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

    - a significant number of operational inconveniences and inefficiencies for the Company, its service and content providers and its visitors that may divide management's time and attention and financial and human resources from the Company's ordinary business activities; and

    - a lesser number of serious system failures that may require significant efforts by the Company, its service and content providers or its visitors to prevent alleviate material business disruptions.

    In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of the Company's control will be year 2000 compliant. The failure of these entities to be year 2000 compliant could result in a systemic failure beyond the Company's control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from operating its business, prevent visitors from accessing its Web sites or change the behavior of consumers accessing its Web sites, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    CONTINGENCY PLANS. As discussed above, the Company is engaged in an ongoing year 2000 assessment and has not yet developed any contingency plans. The results of the Company's year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    This Form 10-KSB contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following:

THE COMPANY HAS ONLY BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME, SO BASIS FOR
  EVALUATION IS LIMITED.

    The Company began operations in April 1996 when it launched a limited, initial Web site. The Company launched a more extensive Web site in September 1996. As a result, there is a limited history of operations for evaluating the Company's business. The risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet market and the direct-to-consumer advertising market must be considered. Some of these risks and uncertainties relate to the Company's ability to:

    - design, develop and implement effective marketing and advertising programs for existing clients and new clients;

    - maintain and expand its relationship with Novartis;

    - attract additional pharmaceutical and other healthcare advertisers in order to generate significant revenue;

    - build its organizational and technical infrastructures to manage its growth effectively;

    - maintain its current strategic relationships and develop new ones;

    - respond effectively to actions taken by its competitors;

    - attract a larger audience to its Web sites;

    - increase awareness of its brand and continue to develop visitor loyalty;

    - integrate acquired and managed businesses, technologies and services; and

    - attract, retain and motivate qualified personnel.

    If the Company is unsuccessful in addressing these risks and uncertainties, its business, financial condition and results of operations will be materially and adversely affected.

THE COMPANY HAS LOST MONEY IN EVERY QUARTER IN EVERY YEAR, AND THESE LOSSES ARE
  EXPECTED TO CONTINUE IN THE FUTURE.

    Since it began operations in 1996, the Company has lost money in every quarter and year. As of December 31, 1998, the Company had an accumulated deficit of approximately $8.4 million. The Company intends to increase the amount of its expenses significantly in the future in order to expand its operations and employee base. It is not expected that the Company will generate sufficient revenue to cover these expenses through at least the year 2000. If the Company's revenue does not increase and it cannot adjust its level of spending adequately, it may not generate sufficient revenue to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future. The Company's ability to generate revenue depends primarily upon its ability to attract visitors to its Web sites and to attract pharmaceutical and other healthcare advertisers as clients.

THE COMPANY IS DEPENDENT ON NOVARTIS FOR A SIGNIFICANT PORTION OF ITS REVENUE.

    Approximately 55% of the Company's revenue for the year ended December 31, 1997 and 65% of its revenue for the year ended December 31, 1998 resulted from engagements by various independent divisions of Novartis. It is anticipated that these and other divisions will account for a substantial portion of the Company's revenue for the foreseeable future. The Company currently has an agreement with one division of Novartis, Novartis Consumer Health Canada, to manage its Habitrol smoking cessation Web site, which the Company designed, developed and implemented. The Company is evaluating and working with Novartis Pharma to design, develop and manage additional Web sites. The Company is also discussing also discussing with Novartis other possible marketing and advertising programs. It cannot be predicted whether the Company will be engaged to perform any services as a result of these discussions. Novartis may elect to terminate its agreements or engagements with the Company or it may demand changes to the terms of these agreements or engagements that are less favorable to the Company than existing terms. The Company does not have written agreements with Novartis for most of these engagements. If the Company loses Novartis as a customer or the relationship becomes less favorable to the Company, its business, financial condition and results of operations will be materially and adversely affected.

    Novartis may also choose to change or limit the products that it advertises on the Internet or on the Company's Web sites. If it does, this change could materially and adversely impact the Company's advertising revenue. In addition, the Company's relationship with Novartis could be negatively affected by any business or financial developments that impact Novartis, such as a delay or failure to obtain or maintain FDA approval of pharmaceutical products, a general downturn in its business or a reduction in its direct-to-consumer advertising budget.

THE COMPANY MAY HAVE DIFFICULTY MANAGING ITS EXPANDING OPERATIONS.

    The Company is currently engaged in a significant expansion of its operations. Also to date, a portion of the Company's software development and all of its technical support, networks and hardware operations have been outsourced to a third party. The Company's network and technical support are currently being transferred to another third party and management is in the process of evaluating the establishment of a facility in Toronto, Canada where the Company's software development and technical and network support would be located. In addition, the Company is considering establishing an office in Parsippany, New Jersey in the near future, in connection with the Company's proposed joint venture with CommonHealth.

    As part of the Company's expansion, it will have to implement additional operational and financial systems, procedures and controls to maintain appropriate coordination among its technical, accounting finance, marketing, sales and editorial staffs. If these systems and controls are not adequate, management will have significant difficulty managing the various business functions of the Company's operations from multiple locations. The Company will also need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing sales and healthcare backgrounds. Individuals with these background are in high demand and management is not certain that the Company will be able to attract the staff it needs. In addition, many of the Company's senior management personnel have recently joined the Company and have not yet become integrated into and experienced with the Company's operations, policies, personnel and advertising clients. In connection with the transition of the Company's technical operations, difficulties may arise that could cause disruptions in the operation of its Web sites. Any of the risks described above could have a material and adverse effect on the Company's business, financial condition and results of operations.

BECAUSE THE COMPANY'S BUSINESS MODEL IS UNPROVEN, IT MAY NOT BE SUCCESSFUL.

    There are various ways to sell advertising on the Internet, the most common means being through simple advertisements on Web sites, known as banner advertisements. The Company's business depends upon the sale of in depth Internet-based marketing and advertising programs to pharmaceutical and other healthcare companies. Sales of these programs usually depend upon a prospective client first deciding to engage in direct-to-consumer advertising, then deciding to adopt an Internet-based marketing or advertising strategy and finally implementing that strategy by developing a marketing program for a particular drug or other healthcare product. This typically involves a significant commitment of time and money from the client and, management believes, requires the Company to establish a closer relationship with the client than in the case of banner advertisements. Based on the Company's experience, it typically takes six weeks to nine months to finalize an agreement with a potential customer. In addition, the Company's business depends upon its ability to design, develop and implement customized marketing and advertising programs calculated to achieve a specific client's marketing objectives. The Company's business, financial condition and results of operations will be materially and adversely affected if the business model it has adopted is not attractive to advertisers and if it is unable to adapt to other business models for generating Internet advertising revenue.

    The Company currently intends to sell advertising on its Web sites solely to pharmaceutical and other healthcare companies. Accordingly, its target customer base is limited. Most of the Company's current or potential advertising clients have little or no experience using the Internet for marketing and advertising and have allocated only a limited portion of their marketing and advertising budgets to the Internet. The adoption of Internet marketing and advertising by entities that have historically relied upon traditional media for marketing and advertising required the acceptance of a new away of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. In addition, direct-to-consumer pharmaceutical advertising is a relatively new concept and, as a result, there can be no assurance that it will increase, generally or through the Internet.

THE COMPANY WILL NOT BE SUCCESSFUL IF THE USE OF THE INTERNET FOR ADVERTISING
  DOES NOT CONTINUE TO INCREASE.

    A significant percentage of the Company's revenue will be derived from Internet marketing and advertising for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, management cannot yet gauge its acceptance by advertisers as an effective media. The Company's business, financial condition and results of operations will be materially and adversely affected if the Internet advertising market develops more slowly than expected. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet visitor's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising and as a result would materially and adversely affect the Company's business, financial condition and results of operations.

    Advertisers may choose not to advertise on the Company's Web sites or may pay less for advertising on its Web sites if they do not perceive the visitor measurements of its Web sites to be reliable. No standard has been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of the Company's visitor base. Third parties currently provide these measurement services for the Company. If such third parties are unable to provide these services in the future, the Company would be required to perform them itself or obtain them from another provider. This could cause the Company to incur additional costs or cause interruptions in its business while these services are replaced. In addition, the Company is implementing additional systems designed to record demographic data of visitors. If these systems are not implemented successfully, the Company may not be able to accurately evaluate the demographic characteristics of the visitors.

THE COMPANY DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET FOR ITS SERVICES.

    The Internet is relatively new and is rapidly evolving. The Company's business, financial condition and results of operations will be materially and adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons:

    - demands placed on the Internet infrastructure and the potential decline in performance and reliability as usage grows;

    - security and authentication concerns with respect to the transmission over the Internet of confidential information such as credit card numbers and medical information, and attempts by unauthorized computer visitors, known as hackers, to penetrate online security systems; and

    - privacy concerns, including those related to the placement by Web sites of certain information to gather visitor information, known as "cookies", on a visitor's hard drive without the visitor's knowledge or consent.

    The Company must adapt as the Internet continues to evolve. To be successful, the Company must adapt to the changing technologies in its rapidly evolving market by continually enhancing its Web sites and introducing new services to address its customers' changing demands. This will entail a continuous level of development and capital spending and the Company could incur substantial additional costs if it needs to modify its services or infrastructure. The Company's business, financial condition and results of operations will be materially and adversely affected if significant costs are incurred to adapt, or if the Company cannot adapt, to these changes.

DO NOT RELY ON THE COMPANY'S QUARTERLY RESULTS AS AN INDICATION OF HOW WELL IT
  WILL DO IN THE FUTURE.

    The Company's quarterly operating results may vary significantly in the foreseeable future due to a number of factors that could affect its revenue, expenses or prospects during any particular quarter, These factors include:

    - the demand for direct-to-consumer healthcare advertising on the Internet in general and on the Company's Web sites in particular;

    - visitor traffic levels on the Company's Web sites;

    - the Company's ability to retain its significant clients, particularly Novartis;

    - the Company's ability to attract and retain other advertisers that are seeking in-depth Internet-based marketing and advertising programs;

    - changes in rates paid for Internet advertising resulting from competition or other factors;

    - technical difficulties or system downtime affecting the Internet or the operation of the Company's Web sites;

    - the amount and timing of the Company's costs related to its marketing and sales efforts;

    - costs the Company may incur as it expands its operations;

    - seasonality in advertising sales and Internet usage;

    - the Company's ability to price its marketing and advertising programs profitably;

    - costs related to the acquisition and integration of other businesses, technologies and services; and

    - economic conditions specific to the healthcare and pharmaceutical industries and to the Internet.

    The timing of the Company's advertising sales is one of the most significant factors affecting quarterly results. The time between the date of initial contact with a potential advertiser and the execution of a contract with the advertiser typically ranges from six weeks for smaller agreements to nine months for larger agreements. These contracts are also subject to delays over which the Company has little or no control, including customers' budgetary constraints, their internal acceptance review, whether or when regulatory approval of their products is given by the FDA or other regulatory authority, the possibility of cancellation or delay of projects by advertisers and any post-approval actions taken by the FDA or other regulatory authority, including product recalls. During the selling process, the Company may expend substantial funds and management resources and yet not obtain adequate advertising revenue. Once a contract is executed, a significant portion of the Company's revenue is derived from customized Web site development and implementation projects, rather than from recurring fees. As a result, the Company cannot predict with certainty when it will perform the work necessary to receive payment for these projects.

    In any given quarter, the Company may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in its revenue. Any significant shortfall would have an immediate material and adverse effect on the Company's business, financial condition and results of operations. Because the Company has a limited operating history, it cannot yet determine whether seasonal factors will affect the Company's quarterly operating results. Traffic levels on Web sites have typically fluctuated during the summer and year-end vacation and holiday periods, and this could result in a decrease in user traffic on the Company's Web sites during these periods.

    Similar seasonal or other patterns may develop in the Internet advertising industry. Due to all of the foregoing factors, and the other risks discussed in this section, do not rely on quarter-to-quarter comparisons of the Company's results of operations as an indication of future performance. It is possible that in some future periods the Company's operating results will be below the expectations of public market analysts and investors. In this event, the price of the Company's common stock would likely fall.

THERE ARE MANY COMPETITORS IN THE HEALTHCARE SEGMENT OF THE INTERNET MARKET AND
  THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST THEM.

    There are many companies that provide Internet and non-Internet based marketing and advertising services to the healthcare industry. All of these companies compete with the Company for advertisers, and Internet healthcare companies also compete with the Company for visitor traffic. Management expects competition to continue to increase as there are no substantial barriers to entry into the Company's market. Increased competition could result in reductions in the fees the Company receives for its marketing and advertising services, lower margins, loss of clients, reduced visitor traffic to the Company's Web sites, or loss of market share. Any of these occurrences could materially and adversely affect the Company's business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services. The Company's principal competitors include:

    - advertising agencies and consulting firms, such as Young & Rubicam and Agency.com, that develop marketing and advertising programs for pharmaceutical and other healthcare companies;

    - Web sites that deliver consumer healthcare information, either as their sole focus or as part of a more broadly-based site, such as Health Oasis, InteliHealth, iVillage, OnHealth, Thrive Online and WebMD;

    - general purpose consumer on-line service providers, such as America Online and Microsoft

    Network;

    - Web site development firms, such as USWeb/CKS; and

    - publishers and distributors of television, radio and print such as CBS, Disney, NBC and Time Warner.

    The Company's ability to compete depends on a number of factors, many of which are outside of its control. These factors include quality of content, ease of use, timing and market acceptance of new and enhanced services, and level of sales and marketing efforts.

    Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, existing relationships with pharmaceutical and other healthcare companies and significantly greater financial, technical and marketing resources than the Company does. This may allow them to devote greater resources than the Company to the development and promotion of their services. These competitors may also engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, advertisers and alliance partners. The Company's competitors may develop services that are equal or superior to those provided by the Company or that achieve greater market acceptance and brand recognition than the Company achieves. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address the needs of advertisers. It is possible that new competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully or competitive pressures may have a material adverse effect on its business, results of operations and financial condition. If advertisers perceive the Internet generally or the Company's Web sites to be a relatively limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising or to advertise on its Web sites.

THE COMPANY MUST CONTINUALLY ENHANCE AND DEVELOP THE CONTENT AND FEATURES OF ITS
  WEB SITES TO ATTRACT VISITOR TRAFFIC AND ADVERTISERS.

    The Company produces only a portion of the editorial content available on its Web sites and relies on third-party firms and organizations for most of its content. Much of the information on the Company's Web sites is easily available from other sources. Other Web sites may present the same or similar content in a superior manner to the Company's Web sites, which would adversely affect its visitor traffic. To remain competitive, the Company must continue to enhance and improve its content. In addition, the Company must continually improve the responsiveness, functionality and features of its Web sites and develop other products and services attractive to visitors and advertisers. Changes to the Company's Web sites may contain undetected programming errors that require significant design modifications, which may result in a loss of consumer confidence and user support and a decrease in the value of the Company's brand name. The Company plans to develop and introduce new features, functions, content, products and services that will require the development or licensing of increasingly complex technologies. The Company may not succeed in developing or introducing features, functions, products and services that will attract visitors and advertisers, which would be likely to materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY NEEDS TO CREATE A MEDICONSULT BRAND IDENTITY TO BE SUCCESSFUL.

    In order to build and align brand awareness of the Company, the Company must succeed in its marketing efforts, provide high-quality services and increase the number of visitors to its Web sites. In addition, healthcare consumers must, among other things, perceive the Company as offering relevant, reliable healthcare information from trustworthy sources. The Company intends to increase significantly its marketing expenditures as part of its brand-building efforts. If these efforts are unsuccessful and the Company cannot increase its brand identity and increase revenue, its business, financial condition and results of operations will be materially and adversely effected.

THE COMPANY IS SUBJECT TO THE RISKS OF INTEGRATING AND SUCCESSFULLY FUNDING ITS
  JOINT VENTURES AND ACQUISITIONS.

    The Company has in the past developed joint ventures with and acquired complementary businesses, technologies, services or products, including topic-specific Web sites, and may continue to do so in the future. In February 1999, the Company executed a memorandum of agreement outlining the principal terms of a joint venture with CommonHealth, a healthcare advertising agency specializing in traditional media advertising, to offer multimedia solutions to pharmaceutical and other healthcare companies. The Company and CommonHealth have agreed on the outline of a business plan and are in the process of developing more formal documentation for the joint venture. The joint venture may not be successfully established. If the joint venture is established, the operation of the joint venture could be a significant distraction for management and require significant Company resources. In addition, issues may arise between the parties as to whether the joint venture or one of the venturers has the right to market and perform particular services for specific clients.

    The Company recently acquired PHARMINFO.COM, a Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers. The Company also entered in agreements to manage CYBERDIET.COM, a Web site providing tailored nutritional information and programs, and sponsor INCIID.ORG, a Web site providing information on infertility. In addition, the Company has an option to acquire CYBERDIET.COM. The Company may not receive a positive return on its investment in these Web sites and may not realize other benefits anticipated from these transactions. The Company may have difficulty assimilating these Web sites and their operations with its existing Web sites, which could result in a loss of visitor traffic and revenue.

    The Company may not be able to identify suitable acquisition candidates or joint venture and alliance partners in the future. Even if suitable candidates are identified, the Company may not be able to enter into transactions with these candidates on commercially acceptable terms. If the Company makes other acquisitions or enters into these other arrangements, it could have difficulty in integrating the acquired products, services or technologies into its operations. These difficulties could disrupt ongoing business, distract management and employees, increase the Company's expenses and materially and adversely affect its business, financial condition and results of operations. The Company may incur significant amortization charges from the goodwill resulting from acquisitions. The Company may also incur indebtedness or issue equity securities to pay for future acquisitions or management or sponsorship rights. The issuance of equity securities could be dilutive to the Company's existing stockholders.

ASPECTS OF THE COMPANY'S WEB SITES MAY SUBJECT IT TO REGULATORY OVERSIGHT AND
  OTHER CONCERNS.

    Under the "MediXpert" services offered by the Company through MEDICONSULT.COM, visitors pay a fee and ask a licensed physician particular medical questions. A number of states have enacted laws that prohibit what is known as the corporate practice of medicine. These laws are designed to prevent interferences in the medical decision-making process from anyone who is not licensed in that state. Although the Company has attempted to structure this service in a manner that will not constitute the practice of medicine, if the specialist is deemed to be practicing medicine, the specialist may be required to be licensed as a physician in the jurisdiction where the visitor resides, or the Company may be forced to cease providing the "MediXpert" service. In addition, if the Company's specialists are deemed to be practicing medicine without a license, the Company may be subject to a lawsuit alleging the aiding or abetting of the unlicensed practice of medicine or potentially a medical malpractice lawsuit. The Company has attempted to design the "MediXpert" service to avoid claims that it or its specialists are practicing medicine. The specialists provide general information in response to hypothetical questions. No medical opinions or diagnoses are provided and no patient-specific recommendations are made. The specialists are instructed to recommend that a visitor consult with his or her physician, and state that all information provided is for educational purposes only. Based on these limitations, management believes that the services provided by the Company's specialists do not constitute the practice of medicine. In the event that some state or other regulatory agency determines that the Company or its specialists is practicing medicine without a license, the Company will be required to revise or terminate that portion of its business and it could be subject to potential liability.

    Numerous state and federal laws also govern the delivery of healthcare services and goods. Healthcare licensing laws and laws prohibiting the offer, payment or receipt of remuneration to induce referral to entities providing healthcare services or goods, many of which are being actively enforced, apply to Internet healthcare applications as well. In the event some state or federal regulatory agency determined that the Company's relationship with one or more of its advertisers that deliver healthcare services or goods violate any such laws, then the Company could be subjected to fines and other costs and could be required to revise or terminate that portion of its business. The Company's pharmaceutical clients are also subject to review by the FDA for compliance with regulations governing the information provided to consumers about a pharmaceutical product. For example, these regulations limit recommended uses to the specific uses approved by the FDA. The FDA also monitors compliance with DTC advertising regulations. If the FDA adopts regulations specifically aimed at pharmaceutical advertising on the Internet or takes action with respect to a particular client's advertising program, the Company's existing marketing and advertising programs for clients and future opportunities could be materially and adversely affected.

THE COMPANY'S KEY PERSONNEL ARE VERY IMPORTANT TO ITS SUCCESS.

    The future success of the Company depends on the services of its senior management personnel. The Company does not have key person life insurance on any of its personnel. Loss of any one or more of the Company's senior management personnel would have a material adverse effect on its business, financial condition and results of operations. To be successful, the Company will also need to attract and retain individuals with expertise in the areas of marketing and sales and technology. In addition, the successful staffing and integration of the Company's planned in-house programming operations will depend on the Company's ability to attract and retain qualified employees. Although the Company does not currently have a full-time Chief Financial Officer, it is in the process of recruiting for this position. There is no assurance as to when the Company will engage a Chief Financial Officer. Competition for qualified personnel is intense, and the loss of key personnel, or the inability to attract, train and retain the additional highly skilled personnel required for the expansion of the Company's activities, would materially and adversely affect its business, financial condition and results of operations.

THE COMPANY IS CONTROLLED BY ONE OF ITS EXISTING STOCKHOLDERS, WHOSE INTERESTS
  MAY DIFFER FROM OTHER STOCKHOLDERS.

    Mr. Robert A. Jennings, the Company's Chief Executive Officer, owned at December 31, 1998 as an individual and through affiliated entities controls 61.5% of the outstanding shares of common stock. Accordingly, pursuant to Delaware corporate law, Mr. Jennings controls the election of all of the Company's directors and, in general, has sufficient voting power to determine (without the consent of other Company stockholders) the outcome of any corporate transaction or other matter submitted to the stockholders for approval. These include mergers, consolidations and the sale of all or substantially all of the Company's assets, and also the power to prevent or cause a change in control. The interests of Mr. Jennings may differ from the interests of other stockholders.

THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    The Company's business is conducted through operations and employees in Bermuda, Canada and the United States. The Company's international operations and activities subject it to a number of risks, which include the risk of complying with multiple complex regulatory requirements, like European Community regulations affecting Internet operations, and the risks of political and economic instability, difficulty in managing foreign operations, potentially adverse taxes, higher expenses and difficulty in collection of account receivables. In addition, the Company receives most of its revenue in U.S. dollars, but a substantial portion of its payroll and other expenses are paid in the currency of the country where its employees reside or its operations are located. Because the Company's financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies that the Company uses to make payments in relation to the U.S. dollar. The Company does not cover known or anticipated operating exposures through foreign currency exchange option or forward contracts.

THE INTERNET IS SUBJECT TO MANY GOVERNMENTAL REGULATIONS WHICH MAY IMPACT THE
  COMPANY'S ABILITY TO CONDUCT BUSINESS.

    There is, and will be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. In addition, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. Any new law or regulation, or the adverse application or interpretation of existing laws, may decrease the growth in the use of the Internet or the Company's Web sites. This could decrease the demand for the Company's services, increase its cost of doing business or otherwise have a material adverse effect on its business, financial condition or results of operations.

THE COMPANY MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT IT PROVIDES ON THE
  INTERNET.

    Because visitors to the Company's Web sites may distribute its content to other people, third parties might sue the Company for defamation, negligence, product liability, copyright or trademark infringement, or other matters. These types of claims have been brought, sometimes successfully, against other on-line services in the past. The Company may also incur liability for the content on other Web sites that are linked to its Web sites or for content and materials that may be posted by visitors in chat rooms or bulletin boards. The Company's e-mail services may also subject it to potential claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company also enters into agreements with commerce partners that entitle it to receive a share of any revenue from the purchase of goods and services through direct links from the Company's Web sites to their Web sites. These arrangements may subject the Company to additional claims, including product liability or personal injury related to these products and services, because the Company provides access to these products or services, even if it does not provide the products or services itself.

SATISFACTORY PERFORMANCE OF THE COMPANY'S WEB SITES IS CRITICAL TO ITS BUSINESS
  AND REPUTATION.

    The performance of the Company's Web sites is critical to its business and reputation and to its ability to attract visitors and advertisers to its Web sites. The Company is dependent upon the continuous, reliable and secure operation of Internet servers and related hardware and software. To the extent that service is interrupted or delayed, the Company could experience a decrease in traffic and revenue. The Company does not presently have any back up "off-site" systems or a formal disaster recovery plan, nor does it have insurance coverage for business interruption. Substantially all of the Company's communications hardware and some of its other computer hardware operations are located in Cambridge, Massachusetts and Toronto, Canada. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect the Company's Web sites.

    The Company's Web sites must accommodate a high volume of traffic and deliver information that is updated frequently. The Company's Web sites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, visitors to the Company's Web sites depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems in the future.

    The on-going enhancement of the Company's Web site is dependent upon the success of development efforts that will be performed by in-house employees and by contractors. To the extent that these development effort are delayed or unsuccessful, the Company will incur additional development expenses and may not remain competitive in the design and use of its Web sites.

A LACK OF SECURITY OVER THE INTERNET MAY IMPACT THE COMPANY'S BUSINESS.

    A significant barrier to electronic commerce and confidential communications over the Internet has been the need for secure transmission of confidential information. Internet usage could decline if any well-publicized compromise of security occurred. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Experienced programmers could attempt to penetrate the Company's network security. Programmers who are able to penetrate the Company's network security could misappropriate proprietary information or cause interruptions in the Company's services, and the Company could be required to expand capital and resources to protect against or to alleviate problems caused. Purposeful security breaches could have a material adverse effect on the Company's business, results of operation and financial condition.

THE COMPANY IS DEPENDENT ON ITS INTELLECTUAL PROPERTY.

    Trademarks, copyrights and other proprietary rights are important to the Company's success and its competitive position. Third parties may infringe or misappropriate the Company's trademarks, copyrights and other proprietary rights, which could have a material and adverse effect on the Company's business, financial condition and results of operations. In addition, management does not know how extensive the Company's intellectual property protection is since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

    The Company licenses some of its content from third parties. It is possible that the Company could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and the Company may be subject to claims from its licensors. These claims, with or without merit, could subject the Company to costly litigation and the diversion of its financial resources and technical and management personnel. The Company has entered into confidentiality agreements with its key employees and independent consultants and has instituted procedures to control access to and distribution of its technology, documentation and other proprietary information and the proprietary information of others from which it has licensed content or technology. Despite the Company's efforts to protect its proprietary rights, parties may attempt to disclose, obtain or use the Company's content or technologies. There can be no assurance that the steps the Company has taken will prevent misappropriation of its content or technologies.

YEAR 2000 PROBLEMS MAY DISRUPT THE COMPANY'S BUSINESS.

    It is generally anticipated that many organizations will experience operational difficulties at the beginning of the year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. The costs of defending and resolving year 2000-related disputes, and any liability of Mediconsult for year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Based on management's assessment to date, it is believed that the Company's internal systems are year 2000 compliant and will not produce erroneous results, fail to function, or interrupt performance. Despite testing, the Company's systems may contain undetectable errors or defects associated with the year 2000 and operational difficulties may result. To the extent that management's assessment is finalized without identifying any additional material non-compliant information technology systems or non-information technology systems that the Company operates or that are operated by third parties, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the Company's control, such as a prolonged Internet, telecommunications or electrical failure. Such a failure could prevent the Company from operating its business, prevent visitors from accessing its Web sites, or change the behavior of consumers accessing its Web sites. Management believes that the primary business risks, in the event of such a failure, would include loss of advertising revenue, increased operating costs, loss of visitors to the Company's Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has no contingency plans to address such risks.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE THE COMPANY.

    Provisions of the Company's certificate of incorporation, its by-laws and Delaware law could make it more difficult for a third party to acquire it, even if it would be beneficial to the Company's stockholders.

ITEM 7. FINANCIAL STATEMENTS.

    The financial statements are set forth on pages F-1 through F-16 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    No response required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The following table sets forth, as of December 31, 1998, the name, age and position of the Company's directors, executive officers and other significant employees.

NAME                                                                  AGE                      POSITIONS
----------------------------------------------------------------      ---      ------------------------------------------
Robert A. Jennings..............................................          41   Chairman andChief Executive Officer
Ian Sutcliffe...................................................          46   President and Director
David J. Austin.................................................          42   Chief Operating Officer
Michel Bazinet, M.D.............................................          42   Medical Director
Debora A. Falk..................................................          39   Vice President, ClientServices
Michael Swanson.................................................          30   Vice President,Sales
Bruce Tilden....................................................          45   Vice President, Administration
Michael Treacy, Ph.D............................................          42   Director
John Buchanan...................................................          42   Director
Barry Guld......................................................          42   Director

    ROBERT A. JENNINGS has served as Chairman and Chief Executive Officer of the Company since its inception in 1996. From 1993 to 1997, Mr. Jennings acted as an advisor to a number of companies on general business matters. Beginning in 1997, Mr. Jennings began to work on a full-time basis on Mediconsult matters. Mr. Jennings is a chartered accountant and was employed by Coopers & Lybrand in Canada and England for nine years.

    IAN SUTCLIFFE has served as President and a Director of the Company since 1996. He has 17 of years experience as a management consultant, primarily in the high-tech sector. Most recently, from 1993 to 1996, he was a consultant specializing in re-engineering marketing and sales processes worldwide for IBM. From 1989 to 1993, Mr. Sutcliffe was a partner at BDO Dunwoody, a consulting organization which he joined in 1989 upon the merger of his consulting firm, Sutcliffe & Associates, with BDO Dunwoody, and remained at BDO Dunwoody until 1993. Mr. Sutcliffe is a chartered accountant and was employed by Coopers & Lybrand in Canada and Europe for six years.

    DAVID J. AUSTIN has served as Chief Operating Officer of the Company since 1998. He has 18 years of experience in developing and executing strategies for high-tech business development. From 1995 to 1998, Mr. Austin was the President and Chief Executive Officer of Triant Technologies Inc., a publicly traded software company. From 1980 to 1995, he held various management roles in operations, business development and marketing at IBM.

    MICHEL BAZINET, M.D. has served as Medical Director of the Company since 1996. He is a urologist specializing in uro-oncology and has been practicing medicine at McGill University in Montreal since 1987. His responsibilities with Mediconsult include the supervision of the overall medical content of the Company's Web site. He completed his medical and specialty training at Sherbrooke and McGill Universities in Canada and completed a fellowship in uro-oncology at the Memorial Sloan Kettering Cancer Center in New York.

    DEBORA FALK has served as Vice President for Client Services of the Company since 1996. From 1985 until 1996, she was employed by IBM Canada in several technical and marketing positions, including Canadian Market Management Process Manager.

    MICHAEL SWANSON has served as Vice President for Sales of the Company since 1998 when he was seconded from Treacy & Co., which provides strategic consulting services in a variety of industries. Prior to joining the Company, Mr. Swanson had been a Principal of Treacy & Co. since 1995. From 1993 to 1995, Mr. Swanson was President of Now!Food, a company focused on healthy living through nutrition and diet.

    BRUCE TILDEN has served as Vice President for Administration of the Company since 1998. From 1996 to 1998 he was Vice President and General Manager of Hepworth & Company, a leading customer satisfaction measurement and contact management consultancy. From 1990 to 1996 he was Vice President, Corporate and Business Development of Tilden Car Rental.

    MICHAEL TREACY, PH.D. has been a Director of the Company since 1998. He is the Managing Director of Treacy & Co. which provides strategic consulting services in a number of industries and leads that firm's business and practice development. From 1981 to 1989, he was a professor of management science at the MIT Sloan School of Management, after which he formed his own consulting firm. Mr. Treacy earned his Ph.D. from the MIT Sloan School of Management.

    JOHN BUCHANAN has been a Director of the Company since 1998. Since 1993, he has been President & CEO of Retek Information Systems Inc. ("Retek"), a wholly owned subsidiary of HNC Software Inc. Retek develops, markets and supports predictive software solutions to the enterprise software industry.

    BARRY GULD has been a Director of the Company since 1998. Mr. Guld co-founded and served as President of Zadall Systems Group, a leading vendor of pharmacy software systems from 1980 to 1996, which was sold to National Data Corporation. He is currently a consultant to National Data Corporation and a director of Client Technology Inc., a director of Mood Sciences Inc., and a director of Velocity Computer Solutions.

    The Company is in the process of recruiting a Chief Financial Officer. There is no assurance as to when the Company will engage a Chief Financial Officer.

    There is no family relationship between any director or executive officer of the Company.

    The Audit Committee of the board of directors was established in October 1998, and reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations of the Company's independent auditors, the scope of annual audits, fees to be paid to the Company's independent auditors, the performance of the Company's independent auditors and the Company's accounting practices. The members of the Audit Committee as of December 31, 1998 were Messrs. Guld, Sutcliffe and Buchanan.

    The Compensation Committee of the board of directors was established in October 1998 and determines the salaries and benefits for the Company's employees, consultants, directors and other individuals the Company compensates. The Compensation Committee also administers its compensation plans. The members of the Compensation Committee as of December 31, 1998 were Messrs. Jennings, Guld and Treacy.

    As of December 31, 1998, the Company had no nominating committee.

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. (i) The Mediconsult Trust, an owner of in excess of 10% of the outstanding securities of the Company, failed to timely file Form 4s to report a donation of 250,000 shares of common stock to a charitable organization in December 1998, and an amendment to the Company's Certificate of Incorporation in October 1998 which made the shares of preferred stock held by it convertible into common stock, (ii) Debora Falk, an executive officer, failed to timely file a Form 4 to report a sale of shares of common stock on the open market in December 1998 and failed to timely file a Form 5 to report a grant of an option to purchase shares of common stock by the Company in October 1996, (iii) Barry Guld and John Buchanan, each a director, each failed to timely file a Form 5 to report grants of options to purchase shares of common stock by the Company in October 1998 and each failed to timely file a Form 3 to report their appointment to the board of directors and (iv) each of David Austin, Michael Swanson and Michael Treacy each failed to timely file a Form 3 to report their respective appointments during 1998 as executive officers and, in the case of Michael Treacy, as a director of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its most highly compensated executive officers, other than the Chief Executive Officer (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1998, for services rendered in all capacities in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                                                                 LONG-TERM COMPENSATION
                                                                     -----------------------  -----------------------------
NAME AND PRINCIPAL POSITION                                            SALARY       BONUS       SHARES UNDERLYING OPTIONS
-------------------------------------------------------------------  ----------  -----------  -----------------------------
Robert A. Jennings
  Chief Executive Officer..........................................  $       --          --                    --

Ian Sutcliffe
  President........................................................     240,000          --                    --

Debora A. Falk
  Vice President, Client Services..................................     100,200          --                    --

OPTION GRANTS IN THE LAST FISCAL YEAR

    None of the Named Executive Officers received options to purchase common stock in the year ended December 31, 1998.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31,
  1998 OPTION VALUES

    The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at December 31, 1998.

                                                                 NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                                                            UNDERLYING UNEXERCISED OPTIONS              MONEY
                                                                          AT                 OPTIONS AT DECEMBER 31, 1998
                                                                  DECEMBER 31, 1998                      (1)
                                                            ------------------------------  ------------------------------
NAME                                                        EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------------------------------------  -----------  -----------------  -----------  -----------------
Robert A. Jennings........................................   $      --       $      --       $      --       $      --

Ian Sutcliffe.............................................          --              --              --              --

Debora A. Falk............................................      96,000              --         781,440              --

------------------------

(1) Options are In-the-Money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the fair market value of the common stock at December 31, 1998, of $8.19 per share, less the exercise price.

DIRECTOR COMPENSATION

    Directors of the Company do not receive any fees for their services as directors. Each director, however, is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a director, such as expenses incurred for attendance at meetings of the board of directors.

    In November, 1998 the Company entered into a services agreement with Treacy & Co., an entity of which Michael Treacy, one of the directors of the Company, is a principal, under which the Company received various services from Treacy & Co. in consideration of the grant of options to acquire 2,000,000 shares of common stock at an exercise price of $.003 per share. All of the options have vested and expire on November 16, 2003. In addition, the Company's majority stockholder granted Treacy & Co. an option to acquire 358,333 shares of common stock owned by such stockholder, at an exercise price of $1.20 per share. The services provided included marketing, sales and client services advice, strategic planning as well as seconding Mr. Swanson to act in the capacity of the Company's Vice President, Sales. The Company has no obligation to grant additional options to Treacy & Co.

    In addition, on October 31, 1998, John Buchanan and Barry Guld each received options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, which vest at a rate of 5,000 shares per month beginning on October 31, 1998 for their services on the Board of Directors.

STOCK OPTION PLAN

    In April 1996, the Company's board of directors adopted the Company's 1996 Stock Option Plan. The plan was approved by the Company's stockholders during May 1996. The plan allows the board to grant stock options from time to time to employees, officers, directors and consultants. The board has the power to determine at the time the option is granted whether the option will be and Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the board at the time options are granted. As originally adopted, the total number of shares of common stock subject to options under the plan was not to exceed 1,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The plan provides that all outstanding options will vest upon a change of control. The exercise price is payable in cash, stock or any other means as determined by the board. On December 31, 1997, the shares eligible under the plan were increased to 2,500,000 shares.

    The board of directors may amend the 1996 Plan at any time, provided that the board may not amend the plan to materially increase the number of shares available under the plan, materially increase the benefits accruing to participants under the plan, or materially change the eligible class of employees without first obtaining stockholder approval.

    There have been a total of 2,353,050 options granted under the plan, of which 1,626,550 have been exercised as of December 31, 1998. There were 716,000 options outstanding as of December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information with respect to the beneficial ownership of the common stock as of December 31, 1998, by (1) each person (or group of affiliated persons) who are known by the Company to beneficially own 5% or more of the Company's common stock, (2) each of the Company's directors and Named Executive Officers and (3) all of the Company's directors and executive officers as a group.

                         SHARES BENEFICIALLY OWNED (1)

NAME OF BENEFICIAL OWNER                                                      NUMBER     PERCENT BENEFICIALLY OWNED
-------------------------------------------------------------------------  ------------  ---------------------------

Robert A. Jennings (2)...................................................    13,644,999                61.5%
33 Reid Street, 4(th) Floor
Hamilton HM 12 Bermuda

Michael Treacy (3).......................................................     2,358,333                11.5
1184 South Street
Needham, Massachusetts 02492

Michel Bazinet...........................................................     1,000,000                 5.4
343 Brookfield Avenue
Mount-Royal, Quebec, Canada H3P 2A7

Ian Sutcliffe............................................................       290,000                 1.6
16 Stonehedge Hollow
Unionville, Ontario, Canada L3R 3Y9

David J. Austin (4)......................................................        26,000                   *
4608 Woodgreen Drive
West Vancouver, British Columbia
Canada V7S 2V2

Debora A. Falk (5).......................................................        96,000                   *
53 Elizabeth Street
Tavistock, Ontario, Canada N0B 2R0

Michael Swanson..........................................................            --                   *
45 Milk Street, 2(nd) Floor
Boston, Massachusetts 02109

Bruce Tilden (6).........................................................        27,300                   *
4 Stonehedge Hollow
Unionville, Ontario, Canada L3R 3Y9

John Buchanan (7)........................................................        20,000                   *
7 Rose Glen
Warwick WK 06 Bermuda

Barry Guld (8)...........................................................        20,000                   *
4345 Erwin Drive
West Vancouver, British Columbia
Canada V7V 1H7

The Mediconsult Trust (9)................................................    12,854,999                58.0
51 Pitts Bay Road
Pembroke HM 12 Bermuda

All Directors and Officers as a group (10 persons).......................    17,124,299                70.3

------------------------

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) Includes 12,783,333 shares owned by the Trust, 71,666 shares of common stock issuable in respect of the 8% payable in kind dividend which has accrued on the junior preferred stock through December 31, 1998 and 790,000 shares owned by Mr. Jennings. Mr. Jennings controls the Trust. The 12,783,333 shares owned by the Trust includes 3,583,333 shares of common stock to be issued upon the conversion of 430,000 shares of junior preferred stock, but does not include shares issuable in respect of cumulative payable in kind dividends on the junior preferred stock after December 31, 1998.

(3) Includes 2,000,000 shares of common stock issuable upon the exercise of a currently exercisable option granted to Treacy &Co., LLC, a limited liability company of which Mr. Treacy is a principal, on November 16, 1998, with an exercise price of $.003 per share, and 358,333 shares of common stock issuable upon the exercise of a currently exercisable option granted to Treacy & Co. on the same date by the Trust with an exercise price of $1.20 per share.

(4) Represents currently exerciseable options and options which vest within 60 days at an exercise price of $3.50 per share

(5) Represents currently exerciseable options at an exercise price of $0.05 per share.

(6) Includes currently exerciseable options and options which vest within 60 days at an exercise price of $1.05 per share.

(7) Represents currently exerciseable options and options which vest within 60 days at an exercise price of $1.50 per share.

(8) Represents currently exerciseable options and options which vest within 60 days at an exercise price of $1.50 per share.

(9) Includes 3,583,333 shares of common stock to be issued upon the conversion of 430,000 shares of junior preferred stock, but does not include shares issuable in respect of cumulative payable in kind dividends.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Recently, the Mediconsult Trust, which has been the Company's majority stockholder and is controlled by Robert Jennings, Chairman and Chief Executive Officer of the Company, transferred its interest in the Company to JHC Limited, a Bermuda corporation also controlled by Mr. Jennings. As a result, JHC Limited is the majority stockholder of the Company. The Mediconsult Trust has from time to time advanced funds to the Company on an interest-free basis. On September 30, 1998, the Board of Directors approved the conversion of the advances made by the Trust to the Company up to that date into shares of junior preferred stock with a $10 liquidation preference. In connection with this conversion, the Company's certificate of incorporation was amended to provide, among other things, that the outstanding junior preferred stock will be automatically convertible into 8.33 shares of common stock, subject to adjustment, upon the occurrence of a "Conversion Event." A "Conversion Event" includes the closing of the public offering currently contemplated by the Company's registration statement on Form S-1 filed on February 26, 1999.

    The Company is a party to a Strategic Consulting Interim Agreement dated November 16, 1998, with Treacy & Co. and the Trust. The agreement provides that in consideration for consulting services rendered by Treacy to the Company in connection with marketing, sales and client services advice, strategic planning and the seconding of Mr. Swanson to act in the capacity of Vice President, Sales, the Company granted

Treacy & Co. options to purchase 2,000,000 shares of common stock at an exercise price of $.003 per share, which expire on November 16, 2003. In addition, the Trust granted Treacy & Co. an option to purchase 358,333 shares of Common stock at an exercise price of $1.20 per share, which expires on October 1, 1999. The agreement gives Treacy & Co. certain registration rights in the event of a public offering.

    The Company granted options to purchase 100,000 shares of common stock to Messrs. Guld and Buchanan on October 31, 1998 for their services on the Company's Board of Directors.

    On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of its newly designated senior preferred stock and warrants exercisable for five years to purchase 224,000 shares of such senior preferred stock to Nazem & Company IV, L.P., Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and other individual investors, for an aggregate of $3.2 million. The purchase price was, and the conversion price of the senior preferred stock and exercise price of the warrants is, $6.32 per share, an amount equal to 85% of the average bid and ask price of the shares of Common Stock on the OTC Bulletin Board for the relevant 30-day period preceding the closing. The shares of senior preferred stock are convertible at any time at the option of the holder into an equal number of shares of common stock, subject to adjustment, and will be automatically converted into an equal number of shares of common stock upon the closing of this offering. The holders of the senior preferred stock have the right to nominate a member of the Company's board of directors so long as they maintain at least 50% of their original share position. The senior preferred stock has voting rights on an as-converted basis. In connection with such private placement, the Company agreed to provide the holders of senior preferred stock or common stock issuable upon the conversion of senior preferred stock demand and piggyback registration rights, the right to tag-along with founders of the Company in certain sales of their shares. In connection with this investment, and for as long as the investors hold at least 50% of their original shares position, the Company agreed not to effect any material change in the direction of its business unless approved by at least two-thirds of the board of directors and then only after consultation with the investors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (A) EXHIBITS.

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------

         3.1       Certificate of Incorporation (1)

         3.2       By-laws (2)

         4.1       Form of Investor Preferred Stock Warrant (5)

        10.1       1996 Stock Option Plan, as amended (3)

        10.2       Agreement Concerning the Exchange of common stock between the Company and Mediconsult.com Limited
                   (2)

        10.3       Articles of Merger with Mediconsult.com Limited (2)

        10.4       Worldwide Web Server Agreement dated November 6, 1996 between TVisions, Inc. and

        10.5       Mediconsult.com Limited (2)

        10.6       Marketing Partnership Proposal between the Company and Electric Entertainment dated April 8,
                   1997(4)

        10.7       Form of Consulting Agreement between the Company and Physician Specialist (4)

        10.8       Consulting Agreement dated March 3, 1997 between the Company and IBM Canada(4)

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------
        10.9       Strategic Consulting Interim Agreement dated November 16, 1998 between the Company and Treacy &
                   Co., LLC, as amended February 25, 1999 (3)

        10.10      Letter Agreement dated December 30, 1998 among the Company, Pharmaceutical Information
                   Associates, Ltd., VirSci Corporation and Pharmaceutical Information.net, Inc. (3)

        10.11      Memorandum of Agreement dated February 23, 1999 between Mediconsult.com Limited and CommonHealth
                   LLP (3)

        10.12      Memorandum of Agreement dated February 25, 1999 between Timi Gustafson, Cynthia Fink, Mark
                   Gustafson and Mediconsult(5)

        10.13      Exclusive Sponsorship Agreement dated as of January 15, 1999 between InterNational Council on
                   Infertility Information Dissemination and Mediconsult.com Limited(5)

        10.14      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and Bruce Tilden
                   (3)

        10.15      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and Debora A.
                   Falk (3)

        10.16      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and David J.
                   Austin (3)

        10.17      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and Robert A.
                   Jennings (3)

        10.18      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and Ian
                   Sutcliffe (3)

        10.19      Source Code License Agreement dated February 26, 1999 between TVisions, Inc. and the Company (5)

        10.20      Stock Purchase Agreement dated as of February 26, 1999 between the Company and the investors named therein (5)

        10.21      Registration Rights Agreement dated February 26, 1999 among the Company and the Investors named therein (5)

        10.22      Stockholders' Agreement dated February 26, 1999 among the Company, the Founders identified therein and the Investors identified on Schedule 1 thereto (5)

        21.1       Subsidiaries of the Company (5)

------------------------

(1) Filed herewith electronically

(2) Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 333-21883) filed December 16, 1996

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-73059) filed February 26, 1999

(4) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 6, 1997

(5) Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File No. 333- 73059), filed March 15, 1999

    (B) REPORTS ON FORM 8-K. None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDICONSULT.COM, INC.

                                By:            /s/ ROBERT A. JENNINGS
                                     -----------------------------------------
                                                Robert A. Jennings,
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                Date: March 18, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE AND TITLE               DATE
------------------------------  -------------------

    /s/ ROBERT A. JENNINGS
------------------------------
      Robert A. Jennings
 CHAIRMAN AND CHIEF EXECUTIVE     March 18, 1999
           OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

      /s/ IAN SUTCLIFFE
------------------------------
        Ian Sutcliffe             March 18, 1999
DIRECTOR, PRESIDENT (PRINCIPAL
      FINANCIAL OFFICER)

      /s/ MICHAEL TREACY
------------------------------
        Michael Treacy             March 2, 1999
           DIRECTOR

        /s/ BARRY GULD
------------------------------
          Barry Guld               March 4, 1999
           DIRECTOR

      /s/ JOHN BUCHANAN
------------------------------
        John Buchanan              March 3, 1999
           DIRECTOR

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
MEDICONSULT.COM, INC.

Report of PricewaterhouseCoopers, Independent Accountants..................................................        F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................        F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.................        F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1997 and
  1998.....................................................................................................        F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.................        F-6

Notes to Consolidated Financial Statements.................................................................        F-7

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE DIRECTORS AND STOCKHOLDERS OF MEDICONSULT.COM, INC.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mediconsult.com, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers

Hamilton, Bermuda
February 26, 1999

                             MEDICONSULT.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1998
                                                                                      -------------  -------------
                                                      ASSETS
Current assets:
    Cash............................................................................  $     400,949  $     135,053
    Accounts receivable.............................................................        157,810        135,790
                                                                                      -------------  -------------
        Total current assets........................................................        558,759        270,843
                                                                                      -------------  -------------
Non-current assets:
    Tangible fixed assets...........................................................        193,004         52,790
    Intangible fixed assets.........................................................       --              818,750
                                                                                      -------------  -------------
        Total non-current assets....................................................        193,004        871,540
                                                                                      -------------  -------------
        Total assets................................................................  $     751,763  $   1,142,383
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities........................................  $      42,399  $     243,413
    Advances from Stockholder.......................................................        143,838        513,589
    Unearned revenue................................................................       --              107,000
                                                                                      -------------  -------------
        Total current liabilities...................................................        186,237        864,002
                                                                                      -------------  -------------
Stockholders' equity:
    Preferred stock 5,000,000 authorized, 1,000,000 shares designated, 250,000 and
      430,000 shares issued and outstanding at December 31, 1997 and 1998,
      respectively..................................................................      2,500,000      4,300,000
    Common stock, $.001 par value, 50,000,000 shares authorized, 17,291,400 and
      18,519,950 shares issued and outstanding at December 31, 1997 and 1998,
      respectively..................................................................         17,291         18,520
    Additional paid-in capital......................................................      1,651,256      5,242,981
    Deferred compensation...........................................................       (113,277)      (884,109)
    Retained deficit................................................................     (3,489,744)    (8,399,011)
                                                                                      -------------  -------------
        Total stockholders' equity..................................................        565,526        278,381
                                                                                      -------------  -------------
        Total liabilities and stockholders' equity..................................  $     751,763  $   1,142,383
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             MEDICONSULT.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                            1996          1997           1998
                                                                        ------------  -------------  -------------
Revenues..............................................................  $    --       $     256,374  $   1,030,934

Operating expenses:
  Product and content development.....................................       --             765,864      1,316,188
  Marketing, sales and client services................................       435,637      1,130,340      1,811,710
  General and administrative..........................................       403,794        792,213      1,012,719
  Depreciation........................................................       --             132,768        170,439
  Fair value of options granted to employees..........................       --              40,235        275,145
  Fair value of options granted to consultants........................       --            --            1,354,000
                                                                        ------------  -------------  -------------
      Total operating expenses........................................       839,431      2,861,420      5,940,201
                                                                        ------------  -------------  -------------
Loss from operations..................................................      (839,431)    (2,605,046)    (4,909,267)
Interest income (expense), net........................................       (22,667)       (20,000)      --
                                                                        ------------  -------------  -------------
Net loss..............................................................  $   (862,098) $  (2,625,046) $  (4,909,267)
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------
Net loss per share
Basic and diluted.....................................................  $      (0.08) $       (0.16) $       (0.27)
Weighted average shares - basic.......................................    11,137,662     16,729,900     17,910,898

  The accompanying notes are an integral part of these consolidated financial statements.

                             MEDICONSULT.COM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                    ADDITIONAL
                                        PREFERRED                    PAID IN      DEFERRED
                                          STOCK      COMMON STOCK    CAPITAL    COMPENSATION     DEFICIT      TOTAL
                                        ----------  --------------  ----------  -------------  -----------  ----------
Balance at January 1, 1996............  $   --        $    2,700    $   --       $   --        $    (2,600) $      100
  Issuance of common stock............                    13,009       982,976                                 995,985
  Options exercised...................                       500        12,000                                  12,500
  Net loss............................                                                            (862,098)   (862,098)
                                        ----------  --------------  ----------  -------------  -----------  ----------
Balance at December 31, 1996..........      --            16,209       994,976       --           (864,698)    146,487
  Conversion of debentures............                     1,000       499,000                                 500,000
  Options exercised...................                        82         3,768                                   3,850
  Stockholder advances converted to
    shares............................   2,500,000                                                           2,500,000
  Deferred compensation...............                                 153,512      (153,512)                   --
  Amortization of deferred
    compensation......................                                                40,235                    40,235
  Net loss............................                                                          (2,625,046) (2,625,046)
                                        ----------  --------------  ----------  -------------  -----------  ----------
Balance at December 31, 1997..........   2,500,000        17,291     1,651,256      (113,277)   (3,489,744)    565,526
  Shares issued in exchange for
    services..........................                       100       119,900                                 120,000
  Shares issued for acquisition of
    PharmInfoNet......................                       100       818,650                                 818,750
  Stockholder advances converted to
    shares............................   1,800,000                                                           1,800,000
  Stock options exercised.............                     1,029       253,199                                 254,228
  Compensation to non-employees.......                               1,354,000                               1,354,000
  Deferred compensation to employees..                               1,045,976    (1,045,976)                   --
  Amortization of deferred
    compensation......................                                               275,144                   275,144
  Net loss............................                                                          (4,909,267) (4,909,267)
                                        ----------  --------------  ----------  -------------  -----------  ----------
Balance at December 31, 1998..........  $4,300,000    $   18,520    $5,242,981   $  (884,109)  $(8,399,011) $  278,381
                                        ----------  --------------  ----------  -------------  -----------  ----------
                                        ----------  --------------  ----------  -------------  -----------  ----------

                             MEDICONSULT.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            1996          1997           1998
                                                                         -----------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................................  $  (862,098) $  (2,625,046) $  (4,909,267)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation of fixed assets.........................................      --             132,768        170,439
  Services received in exchange for common stock.......................      --            --              120,000
  Fair value of options granted........................................      --              40,235      1,629,144
  Changes in assets and liabilities:
    Accounts receivable................................................      --            (157,810)        22,020
    Deferred medical content costs.....................................     (161,600)       161,600       --
    Accounts payable and accrued liabilities...........................       39,033          3,366        201,014
    Unearned revenue...................................................      --            --              107,000
    Interest payable...................................................       22,667        (22,667)      --
                                                                         -----------  -------------  -------------
Net cash used in operating activities..................................     (961,998)    (2,467,554)    (2,659,650)
                                                                         -----------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets purchases...............................................     (205,298)      (120,474)       (30,225)
                                                                         -----------  -------------  -------------
Net cash used in investing activities..................................     (205,298)      (120,474)       (30,225)
                                                                         -----------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholder............................................       51,841      2,591,997      2,169,751
  Issuance of common stock.............................................    1,008,585          3,850        254,228
  Issuance of notes payable............................................      500,000       --             --
                                                                         -----------  -------------  -------------

Net cash provided by financing activities..............................    1,560,426      2,595,847      2,423,979
                                                                         -----------  -------------  -------------

(Decrease) increase in cash............................................      393,130          7,819       (265,896)
Cash-Beginning of year.................................................      --             393,130        400,949
                                                                         -----------  -------------  -------------
Cash-End of year.......................................................  $   393,130  $     400,949  $     135,053
                                                                         -----------  -------------  -------------
                                                                         -----------  -------------  -------------
Non-cash financing activities (note 3)

                             MEDICONSULT.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    Mediconsult.com, Inc. (the "Company") was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, the Company purchased Mediconsult.com Limited, a Bermuda corporation (MCL), through a merger in which MCL became a wholly-owned subsidiary, resulting in 90% of the outstanding stock of Mediconsult being held by the former stockholders of MCL--The Mediconsult Trust, controlled by Mr. Robert Jennings, and Michel Bazinet. In December 1996, the Company consummated a reincorporation merger pursuant to which it became a Delaware corporation. Mediconsult conducts its business primarily through MCL.

    The Company is a provider of patient-oriented healthcare information and services on the World Wide Web. The Company's sites provide a source of medical information and are designed to empower consumers through increased consumer education regarding medical conditions and treatment alternatives. The Company's sites also provide a destination on the Internet where visitors can interact with others in communities centered around chronic medical conditions and other health issues. The Company facilitates this environment through an array of complementary services such as moderated on-line support groups and discussion forums.

2. NEED FOR FUTURE CAPITAL

    The Company has sustained losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. As of December 31, 1998, the Company has an accumulated deficit of $8,399,011. The implementation of the Company's business plan is dependent on obtaining additional financing through public or private sources, strategic relationships or other arrangements. The Company's current cash resources and anticipated cash flow from operating activities are not expected to be sufficient to meet its anticipated need for working capital. The Company has a commitment from its majority stockholder to provide additional funds, as needed, to cover its working capital needs through February 2000. However, the Company will require additional funds to implement its business plan and growth plans. There can be no assurance that such additional financing will be available on terms attractive to the Company, or at all.

3. SIGNIFICANT ACCOUNTING POLICIES

    These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the Company's significant accounting policies:

       A) BASIS OF PRESENTATION

       The consolidated financial statements have been prepared on a going concern basis with the assumption that the Company will secure additional financing through a private or public share offering or from the principal shareholders to fund cash flow deficiencies and the Company will ultimately become profitable.

       B) USE OF ESTIMATES

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

                             MEDICONSULT.COM, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       C) BASIS OF CONSOLIDATION

       These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

       D) CONCENTRATION OF CREDIT RISK

       Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, short and long-term investments, and accounts receivable. Substantially all of the Company's cash, short and long-term investments are managed by one financial institution. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been immaterial and within management's expectations. At December 31, 1998, two customers accounted for 43% and 12% of the accounts receivable balance, respectively. During 1998 and 1997, one customer accounted for 65% and 55% of net revenues, respectively.

       E) REVENUE RECOGNITION

       The Company's revenues are derived from the development and implementation of on-line marketing and advertising programs for pharmaceutical and other healthcare companies. Such revenues are recognized ratably over the period that the development work is performed. Development work could include marketing research, focus-group testing, on-line testing of visitor preferences, and development of customized client Web sites.

       Revenue from the sale of banner advertisements are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions", or times that an advertisement appears in pages viewed by users of the Company's on-line properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

       Revenues from the licensing of the Company's content are recognized ratably over the period of the license agreement.

       A number of the Company's agreements provide that the Company receive revenues from electronic commerce transactions. These revenues are recognized by the Company upon notification of revenues earned by the Company and, to date, have not been material.

       F) TANGIBLE FIXED ASSETS

       Property and equipment, mainly comprising purchased computer equipment and software is recorded at cost and depreciated using the straight-line method over their estimated useful lifes of two years. The carrying amounts and accumulated depreciation for fixed assets sold or retired are eliminated from the respective accounts and gains or losses realized on disposition are reflected in the accompanying consolidated statements of operation.

                             MEDICONSULT.COM, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       G) INTANGIBLE FIXED ASSETS

       Intangible fixed assets comprise content and design of PHARMINFO.COM (note 4). Intangible fixed assets are recorded at cost and amortized using the straight line method over their estimated useful lives of two years. No amortization was recorded in the year ended December 31, 1998, as PHARMINFO.COM was acquired on December 31, 1998. The recoverability of these assets is continually evaluated by comparing the remaining unamortized cost to the estimated future cash flows of the associated assets. Provisions for estimated losses are recorded in the period in which such losses are determined.

       H) MARKETING AND ADVERTISING

       Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

       I) PRODUCT AND CONTENT DEVELOPMENT COSTS

       The cost of development and enhancement of the technology used in the Company's Web sites are expensed as incurred.

       J) EMPLOYEE STOCK OPTION COMPENSATION

       Stock options for common stock granted to employees are expensed over their vesting period based on their fair value at the date of grant under Statement of Financial Accounting Standards ("SFAS") No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." The fair value of stock options is estimated using an option-pricing model that takes into account the exercise price, expected life of the options, current market price of the common stock and their expected volatility, expected dividends on the common stock, and the risk-free interest rate based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

       K) BASIC AND DILUTED NET LOSS PER SHARE

       The Company adopted SFAS 128, "EARNINGS PER SHARE" during the year ended December 31, 1997 and retroactively restated all prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

                             MEDICONSULT.COM, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       L) COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "REPORTING COMPREHENSIVE INCOME." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. The disclosure prescribed by SFAS 130 must be made for the Company's year ended December 31, 1998. For the years presented, the Company's comprehensive income was equal to net income.

       M) SEGMENTS

       Additionally in June 1997, the FASB issued SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 will be effective for the year ending December 31, 1998 consolidated financial statements. The Company believes that it does not operate in more than one segment.

       N) FAIR VALUES OF FINANCIAL INSTRUMENTS

       SFAS 107 "DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS", requires disclosure about the fair value of certain financial instruments. The Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and advances from shareholder are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

       O) ORGANIZATION COSTS

       All costs associated with start-up activities and organization costs are expensed as incurred.

       P) RECENT PRONOUNCEMENTS

       In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") issued 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use and whether it should be expensed or capitalized. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes that the Company currently complies with the provisions of this standard and, therefore, believes that the adoption of this standard will not have a significant impact on the Company's business, financial condition and results of operations.

       The AcSEC SOP 98-5, "REPORTING COSTS OF START-UP ACTIVITIES", is effective for fiscal years beginning after December 15, 1998. This SOP requires costs of start-up activities and organization costs to be expensed as incurred. Currently, the Company expenses such costs as incurred and, consequently, management believes that the adoption of this SOP will not have an impact on the Company's business, financial condition and results of operations.

                             MEDICONSULT.COM, INC.

4. ACQUISITION OF PHARMINFO.COM

    On December 31, 1998 the Company acquired the content and design of the PHARMINFO.COM Web site in exchange for 100,000 shares of the Company. The acquisition of PHARMINFO.COM was completed through the contribution of the PharmInfo.com Web site, including its content and design, to a company formed for the purpose of the transaction and the merger of such newly formed company into PharmInfoNet, Inc., a newly formed subsidiary of the Company. The content and design of PHARMINFO.COM was recorded for $818,750, equivalent to the quoted market price of the Company's shares on December 31, 1998. The value will be amortized over an estimated useful life of two years.

5. NON-CASH FINANCING ACTIVITIES

    On June 30, 1997, notes payable of $500,000 were converted to 1,000,000 shares of common stock. On August 1, 1998 the Company issued 100,000 shares of common stock to Arnhold and S. Bleichroeder, Inc. as a fee for corporate finance advisory services. On December 31, 1998 the Company issued 100,000 shares of common stock to acquire PHARMINFO.COM. Also, during the years ended December 31, 1997 and 1998, $2.5 million and $1.8 million of advances from shareholder, respectively, were converted to 250,000 and 180,000 shares of Preferred Stock.

6. FIXED ASSETS

    Fixed assets comprise:

                                                                                       DECEMBER 31, 1997
                                                                              ------------------------------------
                                                                                          ACCUMULATED    NET BOOK
                                                                                 COST     DEPRECIATION    VALUE
                                                                              ----------  ------------  ----------
Computer equipment..........................................................  $  102,401   $   44,397   $   58,004
Computer programming........................................................     223,371       88,371      135,000
                                                                              ----------  ------------  ----------
Total fixed assets..........................................................  $  325,772   $  132,768   $  193,004
                                                                              ----------  ------------  ----------
                                                                              ----------  ------------  ----------

                                                                                       DECEMBER 31, 1998
                                                                              ------------------------------------
                                                                                          ACCUMULATED    NET BOOK
                                                                                 COST     DEPRECIATION    VALUE
                                                                              ----------  ------------  ----------
Computer equipment..........................................................  $  132,626   $  103,152   $   29,474
Computer programming........................................................     223,371      200,055       23,316
                                                                              ----------  ------------  ----------
Total fixed assets..........................................................  $  355,997   $  303,207   $   52,790
                                                                              ----------  ------------  ----------
                                                                              ----------  ------------  ----------

7. ADVANCES FROM SHAREHOLDER

    Advances from shareholder are interest free and repayable on demand.

8. CAPITAL STOCK

       A) AUTHORIZED CAPITAL STOCK

       During the years ended December 31, 1997 and 1998, 250,000 and 750,000 shares of $.001 par value preferred stock, respectively, were designated as a series called $10 Non-Cumulative Preferred Stock. The Certificate of Designation was amended on September 30, 1998 to,

                             MEDICONSULT.COM, INC.

8. CAPITAL STOCK (CONTINUED)
       among other things, change the $10 Non-Cumulative Preferred Stock to a cumulative preferred stock and change the name to "Preferred Stock."

       As of December 31, 1998 and 1997 authorized capital stock comprises:

                                                  DECEMBER 31, 1997                   DECEMBER 31, 1998
                                          ----------------------------------  ----------------------------------
                                                              LIQUIDATION                         LIQUIDATION
                                          NUMBER OF SHARES       VALUE        NUMBER OF SHARES       VALUE
                                          ----------------  ----------------  ----------------  ----------------
Preferred stock
$.001 par value preferred stock.........       4,750,000      $      4,750         4,000,000     $        4,000
Preferred stock.........................         250,000         2,500,000         1,000,000         10,000,000
                                          ----------------  ----------------  ----------------  ----------------
Total preferred stock...................       5,000,000         2,504,750         5,000,000         10,004,000
                                          ----------------  ----------------  ----------------  ----------------
Common stock, $.001 par value...........      50,000,000      $     50,000        50,000,000     $       50,000
                                          ----------------  ----------------  ----------------  ----------------

       B) SHARE RIGHTS

           I) $.001 PAR VALUE PREFERRED STOCK

           The preferred stock may be issued from time to time in series as determined by the Board of Directors. The Board of Directors is authorized to fix and determine the variations in the relative rights and preferences as between series. The preferred stock may have limited, contingent or no voting powers; may have such designations, preferences, dividends, and relative, participating, optional or other special rights; and be subject to such qualifications, limitations and restrictions as the Board of Directors shall determine. The preferred stock may be subject to redemption by the Company or at the options of the holders thereof and may be convertible into common stock or exchangeable for other securities of the Company. So long as no shares of any class or series established by resolution of the Board of Directors have been issued, the voting rights, designations, preferences and relative, optional, participating or other rights of these shares may be amended by resolution of the Board of Directors.

           II) PREFERRED STOCK

           In September 1998 the Board of Directors and the stockholders, respectively, approved an amendment (the "Amendment") to the Certificate of Designation of the Preferred Stock to, among other things, change the existing $10 Non-Cumulative Preferred Stock to a cumulative preferred stock and change the name to "Preferred Stock". Under the amendment each issued and outstanding share of Preferred Stock entitles the holder of record to receive cumulative dividends payable in additional shares of Preferred Stock at the rate of 8% per annum, payable semi-annually. Each share of Preferred Stock is automatically convertible into 8.33 shares of Common Stock, subject to an adjustment, upon certain occurrences. The conversion rate of the Preferred Stock has standard anti-dilution protections in the event of stock splits, dividends, combinations, mergers and reorganizations, but is not protected from issuances below the base conversion rate. No dividends were declared during the years ended December 31, 1997 or prior to September 30, 1998, when dividends on such shares became cumulative. In the year ended December 31, 1998 accumulated dividends were 86,000 shares which were converted to 71,666 common shares.

                             MEDICONSULT.COM, INC.

8. CAPITAL STOCK (CONTINUED)
       C) ISSUED CAPITAL STOCK

       On April 23, 1996, 55,000 shares of common stock were issued in exchange for the entire share capital of Mediconsult.com Limited. An additional 5,197 shares of common stock were issued on May 24, 1996 for $25,985. On August 12, 1996 a 20 for 1 share split took place, which resulted in issued common stock of 1,473,940 shares. On October 25, 1996 a 10 for 1 share split took place, which resulted in issued common stock of 14,739,400 shares. On November 13, 1996 stock options for 500,000 common stock were exercised for $12,500. On November 20, 1996, the Company issued 970,000 common stock for $970,000.

       On June 30, 1997 notes payable of $500,000 were converted to 1,000,000 shares of common stock. During the year ended December 31, 1997, stock options for 82,000 shares of common stock were exercised for $3,850 in total. During 1998, 100,000 shares of common stock were issued as a corporate finance advisory fee valued at $120,000 at the date of issuance and 100,000 shares of common stock were issued to acquire PHARMINFO.COM including rights to content valued at $818,750 at the date of issuance in non-cash financing activities (see Note 5). Also during the year ended December 31, 1998, stock options for 790,000, 16,000, and 222,550 common stock were exercised for $19,750, $800, and $233,678 in total, respectively.

       During the years ended December 31, 1998 and 1997, 180,000 and 250,000 shares of the Preferred Stock were issued on conversion of advances from shareholder of $1.8 million and $2.5 million, respectively.

       As of December 31, 1997 and 1998 issued capital stock comprises:

                                                               DECEMBER 31, 1997           DECEMBER 31, 1998
                                                           --------------------------  --------------------------
                                                              NUMBER                      NUMBER
                                                            OF SHARES       VALUE       OF SHARES       VALUE
                                                           ------------  ------------  ------------  ------------
Preferred stock, $10 liquidation value...................       250,000  $  2,500,000       430,000  $  4,300,000
Common stock, $.001 par value............................    17,291,400     1,512,435    18,519,950     2,854,424
                                                                         ------------                ------------
Total capital stock......................................                $  4,012,424                $  7,154,424
                                                                         ------------                ------------
                                                                         ------------                ------------

9. STOCK OPTIONS

    The Company has a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. During the year ended December 31, 1998 the number of common stock covered by the Plan was increased from 1,000,000 to 2,500,000.

    During 1998, the Company entered into an agreement with Treacy & Co., LLC that granted options for 2 million shares to Treacy & Co., LLC for consulting services provided. The options granted have an exercise price of $0.003 and were vested immediately upon granting.

                             MEDICONSULT.COM, INC.

9. STOCK OPTIONS (CONTINUED)
    Stock options for common stock comprise:

                                                                         1997                      1998
                                                               ------------------------  -------------------------
                                                                              WEIGHTED                   WEIGHTED
                                                                               AVERAGE                   AVERAGE
                                                                 NUMBER OF    EXERCISE     NUMBER OF     EXERCISE
                                                                  SHARES        PRICE       SHARES        PRICE
                                                               -------------  ---------  -------------  ----------
Outstanding--Beginning of year...............................        980,000  $    0.03      1,150,000  $     0.25
Granted during the year......................................        252,000       1.03      2,605,050        0.38
Exercised during the year....................................        (82,000)      0.05     (1,028,550)       0.23
Cancelled during the year....................................             --         --        (10,500)       0.29
                                                               -------------  ---------  -------------  ----------
Outstanding--End of year.....................................      1,150,000  $    0.25      2,716,000  $     0.37
                                                               -------------  ---------  -------------  ----------
Exercisable--End of year.....................................        967,000  $    0.28      2,318,800  $     0.12
                                                               -------------  ---------  -------------  ----------

                                                                       RANGE OF EXERCISE PRICES
                                                      -----------------------------------------------------------

Outstanding--December 31, 1998
Stock options for number of common stock............     2,000,000     96,000     320,000     200,000     100,000
Weighted average exercise price
  contractual life (years)..........................  $      0.003  $    0.05  $     1.05  $     1.50  $     3.50
Average remaining...................................          4.75       0.75        1.75        1.75         2.0

                                                                       RANGE OF EXERCISE PRICES
                                                      -----------------------------------------------------------

Exercisable--December 31, 1998
Stock options for number of common stock............     2,000,000     96,000     185,800      30,000      10,000
Exercise price......................................  $      0.003  $    0.05  $     1.05  $     1.50  $     3.50

    During the years ended December 31, 1997 and 1998 the fair values of the options granted to employees were $153,572 and $1,045,976, respectively. The weighted average exercise price and weighted average fair value of options whose exercise price exceeded the market value at the grant date during 1998 were $1.24 and $0.23, respectively. The weighted average exercise price and weighted average fair value of options whose exercise price was less than the market value at the grant date during 1998 were $0.18 and $1.03, respectively.

    The fair values of the options were estimated using an option-pricing model based on the weighted average risk-free interest rates ranging between 4.231% and 5.470%, an expected life of the options of two years, an expected volatility of the common stock ranging between 105.1% and 185.4% and no expected dividends on the common stock.

10. ADVERTISING

    During the years ended December 31, 1996 and 1997, and 1998 the Company incurred approximately $0, $252,400 and $314,400 in advertising expenses, respectively.

                             MEDICONSULT.COM, INC.

11. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1997 and 1998, advances from shareholders of $2,591,997 and $2,169,751, respectively, were made to the Company, of which $2,500,000 and $1,800,000, respectively, were converted to common stock and $0 and $30,000, respectively, were repaid.

    On October 1, 1998, options to acquire over 2 million common stock were granted to Treacy & Co., LLC. Michael Treacy is both a director in the Company and a principal in Treacy & Co., LLC.

    The Company is headquartered in Hamilton, Bermuda, occupying space in the office of Robert A. Jennings, Chief Executive Officer and shareholder, at no cost.

12. TAXATION

    The Company's operations are conducted by its Bermuda subsidiary. The Subsidiary has received an undertaking from the Bermuda Government exempting it from all local income, profits and capital gains taxes until the year 2016. At the present time, no such taxes are levied in Bermuda. The Company is a Delaware holding Company and is currently not subject to taxation in the United States.

13. SUBSEQUENT EVENTS

    On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of the newly designated voting senior preferred stock and warrants exercisable for five years to purchase 224,000 shares of the senior preferred stock to Nazem & Company IV, L.P. Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and certain other individual investors, for an aggregate of $3.2 million. The purchase price and the conversion price of the senior preferred stock and exercise of the warrants was $6.32 per share. The shares of the senior preferred stock are convertible at any time at the option of the holder into an equal number of shares of common stock, subject to adjustment, and will be automatically converted into an equal number of shares of common stock upon closing of the public offering.

    On February 25, 1999, the Company amended its agreement to grant 400,000 warrants to Arnhold and S. Bleichroeder, Inc. As a result, the Company delivered 200,000 shares upon initial filing of its offering prospectus for a public offering of the Company's common stock. The remaining 200,000 warrants are deliverable in 2000 and are subject to continued performance of financial advisory services by a particular individual on behalf of Arnhold and S. Bleichroeder, Inc. The warrants have an exercise price of $1.22, expire on July 28, 2003 and have cash-less exercise provisions and anti-dilution provisions comparable to the senior preferred stock warrants.

    In February 1999, the Company entered into a memorandum of agreement outlining the principal terms of an exclusive management arrangement with CyberDiet, LLC, the owner of CYBERDIET.COM, a Web site providing tailored nutritional information and programs, that granted the Company the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. The Company has an option to purchase CyberDiet, LLC, and CyberDiet, LLC has, under certain circumstances, the right to cause the Company to purchase it, in exchange for 400,000 shares of the Company's common stock.

    In February 1999, the Company entered into an exclusive sponsorship agreement with the InterNational Council of Infertility Information Dissemination, a not-for-profit organization, relating to INCIID.ORG that granted the Company the sole right to place advertisements on the Web site, to link

                             MEDICONSULT.COM, INC.

13. SUBSEQUENT EVENTS (CONTINUED)
traffic, and to manage the content on the Web site. In connection with this agreement, the Company made commitments to pay the InterNational Council of Infertility Information Dissemination $0.5 million per year beginning in 1999, for three years in equal quarterly installments, in cash or common stock, at the option of the Company.

    In February 1999, the Company entered into a memorandum of agreement outlining the principle terms of a 50/50 joint venture with CommonHealth LLP, a healthcare advertising firm. The Company expects to advance approximately $0.3 million to the joint venture for the initial capitalization. Under the terms of the agreement, the Company may borrow the initial capitalization amount from CommonHealth LLP, which would be repaid through 25% of the Company's share of profits from the joint venture.