Form 10KSB/A
period 1998-12-31
MEDICONSULT COM INC
filed 1999-04-09
CIK 1016134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-KSB/A

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

VISITOR TRAFFIC

    To improve the depth and breadth of the Company's medical content and to increase visitor traffic, the Company has recently completed strategic initiatives to purchase, mange or sponsor the following Web sites:

    - PHARMINFO.COM, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers. The Company acquired PHARMINFO.COM in December 1998, in exchange for 100,000 shares of its common stock. The fair value of these shares of common stock was $0.8 million, which was capitalized and will be amortized over three years.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the year ended December 31, 1996, general and administrative expenses were $0.4 million. These expenses were $0.8 million for the year ended December 31, 1997, and $1.0 million for the year ended December 31, 1998. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of the Company's operations.

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

                                                                                  QUARTER ENDED
                                              -------------------------------------------------------------------------------------
                                               MAR. 31,     JUN. 30,     SEP. 30,     DEC.31,    MAR. 31,     JUN, 30,    SEP. 30,
                                                 1997         1997         1997        1997        1998         1998        1998
                                              -----------  -----------  -----------  ---------  -----------  -----------  ---------
                                                                                 (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................   $      16    $      88    $      69   $      84   $     206    $     215   $     238
Operating expenses:
  Product and content development...........         235          141          178         212         250          260         401
  Marketing, sales and client services......         232          236          284         379         189          492         234
  General and administrative (1)............         210          211          257         247         210          263         228
  Fair value of options granted to
    employees...............................          --           --           --          40          39           30          26
  Fair value of options granted to
    consultants.............................          --           --           --          --          --           --          --
                                                   -----        -----        -----   ---------  -----------       -----   ---------
    Total operating expenses................         677          588          719     878 688       1,045          889       3,317
Loss from operations........................        (661)        (501)        (649)       (794)       (482)        (830)       (651)
Interest income (expense), net..............         (10)         (10)          --          --          --           --          --
                                                   -----        -----        -----   ---------  -----------       -----   ---------
Net loss....................................   $    (671)   $    (511)   $    (649)  $    (794)  $    (482)   $    (830)  $    (651)
                                                   -----        -----        -----   ---------  -----------       -----   ---------
                                                   -----        -----        -----   ---------  -----------       -----   ---------


                                              DEC. 31,
                                                1998
                                              ---------

STATEMENT OF OPERATIONS DATA:
Revenues....................................  $     372
Operating expenses:
  Product and content development...........        405
  Marketing, sales and client services......        896
  General and administrative (1)............        481
  Fair value of options granted to
    employees...............................        180
  Fair value of options granted to
    consultants.............................      1,354
                                              ---------
    Total operating expenses................
Loss from operations........................     (2,945)
Interest income (expense), net..............         --
                                              ---------
Net loss....................................  $  (2,945)
                                              ---------
                                              ---------

------------------------

(1) Includes $133 in 1997 and $170 in 1998 of depreciation expense.

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

    To date, the Company has experienced negative cash flows from operating activities. For the period ended December 31, 1996, net cash used in operating activities was $1.0 million. For the year ended December 31, 1997, net cash used in operating activities was $2.5 million. For the year ended December 31, 1998, net cash used in operating activities was $2.7 million. Net cash used in operating activities for these periods was primarily attributable to net losses during these periods. Net cash used reflected several factors, including (1) increased operating expenses as the Company's business volume increased; (2) a higher level of accounts receivable due to growth of marketing and advertising program revenue; and (3) increases in accounts payable, accrued expenses and deferred revenues, which partially offset the increases. For the year ended December 31, 1998, the increase in net cash used in operating activities was primarily attributable to a net operating loss of $4.9 million. The net loss for 1998 was offset by certain non-cash items of $1.7 million in the aggregate. This amount was comprised of deferred compensation expense of $1.6 million related stock options granted to consultants and employees, depreciation of $0.2 million and the value of services received in exchange for common stock of $0.1 million.

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

    In March 1999, the Company entered into a source code license agreement with TVisions, relating to the proprietary software that the Company uses to operate MEDICONSULT.COM and certain other of the Company's Web Sites. The Company paid TVisions the sum of $260,000 as payment in full for this license.

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

    On April 1, 1999, the Company engaged E. Michael Ingram to be General Counsel and, after consummation of a public offering, also Chief Financial Officer. Prior to joining the Company and since 1980, Mr. Ingram, age 47, held several legal positions with National Data Corporation. Most recently since 1988, he was Senior Vice President, General Counsel and Secretary of National Data Corporation. Mr. Ingram earned his J.D. degree from the University of Georgia School of Law and his L.L.M. in taxation from Emory University School of Law.

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

EMPLOYMENT AGREEMENTS

    Robert Jennings, Ian Sutcliffe, David Austin, Debora Falk and Bruce Tilden each has an employment agreement with Mediconsult or one of its subsidiaries. Each agreement is effective as of January 1, 1999, and expires on December 31, 2001, and will be automatically renewed for 12 month periods after that date unless either party gives the other written notice of termination at least three months prior to the expiration of the initial or any subsequent term. The annual salary for each of these executives is as follows: Robert Jennings, $275,000; Ian Sutcliffe, $240,000; David Austin, $198,000 CDN; Debora Falk, $198,000 CDN; and Bruce Tilden, $154,200 CDN. In addition, David Austin has received options to purchase 100,000 shares of common stock, 10,000 of which have vested upon the signing of his agreement and 8,000 vest each month beginning February 1, 1999 and ending November 1, 1999. Mr. Austin is entitled to receive a cash equivalent of 12% of his base salary until he joins the applicable employee benefit plans and programs. Also, each of these executives is entitled to participate in a team-based performance bonus plan, with awards based upon predetermined deliverables being developed by Mediconsult and may receive options to purchase shares of common stock in the future. The employment agreements can be terminated upon delivery of written notice from the Company, with or without cause. Upon termination without cause, Robert Jennings, Ian Sutcliffe, David Austin and Debora Falk are each entitled to 12 months salary and any bonus earned in the preceding 12 months, and Bruce Tilden is entitled to six months salary and bonus earned in the preceding six months.

    E. Michael Ingram has an employment agreement with Mediconsult, effective as of April 1, 1999 and expiring on March 31, 2003. This agreement will be automatically renewed for 12 month periods after that date unless either party gives the other written notice of termination at least three months prior to the expiration of the initial or any subsequent term. The annual salary for Mr. Ingram is $200,000. In addition, Mr. Ingram is entitled to a non-accountable expense allowance of $50,000 per year for the first two years, and has received options to purchase 200,000 shares of common stock, which options vest at the rate of 50,000 option shares per year beginning on the first anniversary of the date of grant. Upon termination without cause, Mr. Ingram is entitled to 12 months salary and any bonus earned in the preceding 12 months, except that upon termination by Mediconsult without cause or by Mr. Ingram for good reason within 12 months after a change of control of Mediconsult, Mr. Ingram is entitled to 24 months salary and any bonus earned in the preceding 24 months.

    Each of the executives with an employment agreement has agreed not to compete or solicit clients or other employees during their severance period. Each of the executives is also bound by a nondisclosure and invention assignment agreement, which prohibits such executive from, among other things, disseminating or using confidential information about the Company's business or clients in any way that would be adverse to Mediconsult.

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

                         SHARES BENEFICIALLY OWNED (1)

NAME OF BENEFICIAL OWNER                                                      NUMBER     PERCENT BENEFICIALLY OWNED
-------------------------------------------------------------------------  ------------  ---------------------------

Robert A. Jennings (2)...................................................    13,644,999                61.5%
33 Reid Street, 4(th) Floor
Hamilton HM 12 Bermuda

Michael Treacy (3).......................................................     2,358,333                11.5
1184 South Street
Needham, Massachusetts 02492

Michel Bazinet...........................................................     1,000,000                 5.4
343 Brookfield Avenue
Mount-Royal, Quebec, Canada H3P 2A7

Ian Sutcliffe............................................................       290,000                 1.6
16 Stonehedge Hollow
Unionville, Ontario, Canada L3R 3Y9

David J. Austin (4)......................................................        26,000                   *
4608 Woodgreen Drive
West Vancouver, British Columbia
Canada V7S 2V2

Debora A. Falk (5).......................................................        96,000                   *
53 Elizabeth Street
Tavistock, Ontario, Canada N0B 2R0

Michael Swanson..........................................................            --                   *
45 Milk Street, 2(nd) Floor
Boston, Massachusetts 02109

Bruce Tilden (6).........................................................        27,300                   *
4 Stonehedge Hollow
Unionville, Ontario, Canada L3R 3Y9

John Buchanan (7)........................................................        20,000                   *
7 Rose Glen
Warwick WK 06 Bermuda

Barry Guld (8)...........................................................        20,000                   *
4345 Erwin Drive
West Vancouver, British Columbia
Canada V7V 1H7

The Mediconsult Trust (9)................................................    12,854,999                58.0
51 Pitts Bay Road
Pembroke HM 12 Bermuda

All Directors and Officers as a group (10 persons) (10)..................    17,124,299                70.3

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

(3) Includes 2,000,000 shares of common stock issuable upon the exercise of a currently exercisable option granted to Treacy &Co., LLC, a limited liability company of which Mr. Treacy is a principal, on November 16, 1998, with an exercise price of $.003 per share, and 358,333 shares of common stock issuable upon the exercise of an option granted to Treacy & Co. on the same date by the Trust, exercisable from and after the conversion of junior preferred stock, with an exercise price of $1.20 per share.

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

(10) Does not include E. Michael Ingram, who became General Counsel on April 1, 1999 and will become Chief Financial Officer after a certain public offering, nor options granted to him for 200,000 shares, which options are not currently exercisable.

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

    The Company is a party to a Strategic Consulting Interim Agreement dated November 16, 1998, with Treacy & Co. and the Trust. The agreement provides that in consideration for consulting services rendered by Treacy to the Company in connection with marketing, sales and client services advice, strategic planning and the seconding of Mr. Swanson to act in the capacity of Vice President, Sales, the Company granted Treacy & Co. immediately exercisable options to purchase 2,000,000 shares of common stock at an exercise price of $.003 per share, which expire on November 16, 2003. In addition, the Trust granted Treacy & Co. an option to purchase 358,333 shares of common stock, exercisable from and after a Conversion Event, at an exercise price of $1.20 per share, which expires on December 31, 1999. The agreement gives Treacy & Co. certain registration rights in the event of a public offering.

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

        10.3       Articles of Merger with Mediconsult.com Limited (2)

        10.4       Worldwide Web Server Agreement dated November 6, 1996 between TVisions, Inc. and

        10.5       Mediconsult.com Limited (2)

        10.6       Marketing Partnership Proposal between the Company and Electric Entertainment dated April 8,
                   1997(4)

EXHIBIT NUMBER                                                DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------
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

        10.14      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and Bruce Tilden
                   (3)

        10.15      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and Debora A.
                   Falk (3)

        10.16      Employment Agreement effective as of January 1, 1999 between 3542491 Canada Inc. and David J.
                   Austin (3)

        10.17      Employment Agreement effective as of January 1, 1999 between Mediconsult.com, Limited and Robert
                   A. Jennings (3)

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

        27.1       Financial Data Schedule (1)

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

                                MEDICONSULT.COM, INC.

                                By:            /s/ ROBERT A. JENNINGS
                                     -----------------------------------------
                                                Robert A. Jennings,
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                Date: April 9, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE AND TITLE               DATE
------------------------------  -------------------

    /s/ ROBERT A. JENNINGS
------------------------------
      Robert A. Jennings
 CHAIRMAN AND CHIEF EXECUTIVE      April 9, 1999
           OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

      /s/ IAN SUTCLIFFE
------------------------------
        Ian Sutcliffe              April 9, 1999
DIRECTOR, PRESIDENT (PRINCIPAL
      FINANCIAL OFFICER)

      /s/ MICHAEL TREACY
------------------------------
        Michael Treacy             April 9, 1999
           DIRECTOR

        /s/ BARRY GULD
------------------------------
          Barry Guld               April 9, 1999
           DIRECTOR

      /s/ JOHN BUCHANAN
------------------------------
        John Buchanan              April 9, 1999
           DIRECTOR

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

           II) PREFERRED STOCK

           In September 1998 the Board of Directors and the stockholders, respectively, approved an amendment (the "Amendment") to the Certificate of Designation of the Preferred Stock to, among other things, change the existing $10 Non-Cumulative Preferred Stock to a cumulative preferred stock and change the name to "Preferred Stock". Under the amendment each issued and outstanding share of Preferred Stock entitles the holder of record to receive cumulative dividends payable in additional shares of Preferred Stock at the rate of 8% per annum, payable semi-annually. Each share of Preferred Stock is automatically convertible into 8.33 shares of Common Stock, subject to an adjustment, upon certain occurrences. The conversion rate of the Preferred Stock has standard anti-dilution protections in the event of stock splits, dividends, combinations, mergers and reorganizations, but is not protected from issuances below the base conversion rate. No dividends were declared during the years ended December 31, 1997 or prior to September 30, 1998, when dividends on such shares became cumulative. In the year ended December 31, 1998 accumulated dividends were 8,600 shares which are convertible into 71,666 common shares.

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

    On October 1, 1998, options to acquire 2 million shares of common stock were granted to Treacy & Co., LLC. Michael Treacy is both a director in the Company and a principal in Treacy & Co., LLC.

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

    On February 25, 1999, the Company amended its agreement to grant 400,000 warrants to Arnhold and S. Bleichroeder, Inc. As a result, the Company delivered warrants to purchase 200,000 shares upon initial filing of its offering prospectus for a public offering of the Company's common stock. The remaining 200,000 warrants are deliverable in 2000 and are subject to continued performance of financial advisory services by a particular individual on behalf of Arnhold and S. Bleichroeder, Inc. The warrants have an exercise price of $1.22, expire on March 1, 2004, and have cash-less exercise provisions and anti-dilution provisions comparable to the senior preferred stock warrants.

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

    In February 1999, the Company entered into an exclusive sponsorship agreement with the InterNational Council of Infertility Information Dissemination, a not-for-profit organization, relating to

                             MEDICONSULT.COM, INC.

13. SUBSEQUENT EVENTS (CONTINUED)
INCIID.ORG that granted the Company the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. In connection with this agreement, the Company made commitments to pay the InterNational Council of Infertility Information Dissemination $0.5 million per year beginning in 1999, for three years in equal quarterly installments, in cash or common stock, at the option of the Company.

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