Form 10-Q
period 1999-03-31
MEDICONSULT COM INC
filed 1999-05-17
CIK 1016134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended March 31, 1999

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission file number: 333-73059

                              MEDICONSULT.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       84-1341886
                  --------                                       ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

                            33 Reid Street, 4th Floor
                             Hamilton HM12, Bermuda
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (441) 296-0736

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 13, 1999, there were approximately 28,145,031 shares of the Registrant's Common Stock outstanding.

================================================================================

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                          PAGE

Item 1.    Financial statements

           Consolidated Balance Sheets - March 31, 1999 and December 31, 1998                                3

           Consolidated Statement of Operations - 3 Months ended March 31, 1999 and 1998                     4

           Consolidated Statement of Cash Flows - 3 Months ended March 31, 1999 and 1998                     5

           Notes to Consolidated Financial Statements                                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             9

PART II.   OTHER INFORMATION                                                                                18

Item 1.    Pending Legal Proceedings                                                                        18

Item 2.    Changes in Securities                                                                            18

Item 6.    Exhibits and Reports Filed on Form 8-K                                                           18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mediconsult.com,

Consolidated Balance Sheets - March 31, 1999 and December 31, 1998 (unaudited)
================================================================================

                                                                March 31,     December 31,
                                                                  1999            1998
                                                              ------------    ------------
                ASSETS
Current
   Cash                                                       $  1,412,654    $    135,053
   Accounts receivable                                             140,959         135,790
   Work in progress                                                420,366              --
   Other                                                           102,703              --
   Deferred issue costs                                            333,584              --
                                                              ------------    ------------
   Total                                                         2,410,266         270,843
                                                              ------------    ------------
Non - current assets
   Tangible fixed assets                                           281,347          52,790
   Intangible fixed assets                                         750,521         818,750
                                                              ------------    ------------
   Total                                                         1,031,868         871,540
                                                              ------------    ------------
Total assets                                                  $  3,442,134     $ l,142,383
                                                              ============    ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Accounts payable and accrued liabilities                   $    889,473    $    243,413
   Advances from Stockholder                                       828,589         513,589
   Unearned revenue                                                     --         107,000
                                                              ------------    ------------
   Total liabilities                                             1,718,062         864,002
                                                              ------------    ------------
Stockholders' equity
   Preferred stock 5,000,000
       Senior preferred stock 1,000,000 authorized, 506,329
       and nil shares outstanding at March 31, 1999
       and December 31, 1998 respectively                        3,160,000              --

       Junior preferred stock authorized 1,000,000 shares
       designated, 430,000 shares issued and outstanding
       at March 31, 1999 and December 31, 1998                   4,300,000       4,300,000

   Common stock, $.001 par value, 50,000,000 shares
   authorized, 18,537,950 and 18,519,950 shares issued
   and outstanding at March 31, 1999 and December 31,               18,538          18,520
   1998 respectively

   Additional paid in capital                                    5,915,657       5,242,981
   Deferred compensation                                        (1,346,653)       (884,109)
   Retained deficit                                            (10,323,470)     (8,399,011)
                                                              ------------    ------------
   Total stockholders' equity                                    1,724,072         278,381
                                                              ------------    ------------
Total liabilities and stockholders' equity                    $  3,442,134    $  1,142,383
                                                              ============    ============

                             See accompanying notes

Mediconsult.com, Inc.

Consolidated Statement of Operations for the 3 Months Ended March 31, 1999 and 1998 (unaudited)
================================================================================

                                                           3 Months Ended March 31
                                                        ----------------------------
                                                            1999            1998
                                                        ------------    ------------
Revenues                                                $    700,360    $    206,192
                                                        ------------    ------------
Operating expenses
       Product and content development                       752,192         249,918
       Marketing, sales and client services                  737,605         188,781
       General and administrative                            943,772         210,309
       Fair value of options granted to employees            191,250          39,307
                                                        ------------    ------------
       Total                                               2,624,819         688,315
                                                        ------------    ------------
Loss from operations                                      (1,924,459)       (482,123)
Interest income (expense), net                                    --              --
                                                        ------------    ------------
Net loss                                                $ (1,924,459)   $   (482,123)
                                                        ============    ============
Net loss per share - basic                              $      (0.10)   $      (0.03)
Weighted average number of shares - basic                 18,531,750      17,291,400

                             See accompanying notes

Mediconsult.com, Inc.

Consolidated Statement of Cash Flows for the 3 Months Ended March 31, 1999 and 1998 (unaudited)
================================================================================

                                                                              3 Months Ended March 31
                                                                            --------------------------
                                                                               1999           1998
                                                                            -----------    -----------
Cash flows from operating activities
Net loss                                                                    $(1,924,459)   $  (482,123)
Adjustment to reconcile net loss to net cash used in operating activities
    Depreciation of tangible fixed assets                                        50,948         38,950
    Amortization of intangible fixed assets                                      68,229             --
    Fair value of options granted                                               191,250             --
    Changes in assets and liabilities
        Accounts receivable                                                      (5,169)      (116,498)
        Work in progress                                                       (420,366)            --
        Other current assets                                                   (102,703)            --
        Accounts payable and accrued liabilities                                531,705         57,809
        Unearned revenue                                                       (107,000)            --
                                                                            -----------    -----------
    Net cash used in operating activities                                    (1,717,565)      (501,862)
                                                                            -----------    -----------
Cash flows from investing activities
    Fixed assets purchases                                                     (279,505)       (30,225)
                                                                            -----------    -----------
Net cash used in investing activities                                          (279,505)       (30,225)
                                                                            -----------    -----------
Cash flows from financing activities
    Advances from stockholder                                                   315,000        (50,499)
    Issuance of senior preferred stock                                        3,160,000             --
    Issuance of preferred stock                                                      --        400,000
    Issuance of common stock                                                     18,900            600
    Deferred issue costs                                                       (219,229)            --
                                                                            -----------    -----------
Net cash provided by financing activities                                     3,274,671        350,101
                                                                            -----------    -----------
(Decrease) increase in cash                                                   1,277,601       (181,986)
Cash - beginning of period                                                      135,053        400,949
                                                                            -----------    -----------
Cash - end of period                                                        $ 1,412,654    $   218,963
                                                                            ===========    ===========


                             See accompanying notes.

                              MEDICONSULT.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCING STATEMENTS
                                   (Unaudited)

1. ORGANIZATION

Mediconsult.com, Inc. (the "Company" or "Mediconsult") was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, the Company purchased Mediconsult.com Limited, a Bermuda corporation ("MCL"), through a merger in which MCL became a wholly-owned subsidiary, resulting in 90% of the outstanding stock of Mediconsult being held by the former stockholders of MCL, The Mediconsult Trust, controlled by Mr. Robert Jennings, and Dr. Michel Bazinet. In December 1996, the Company consummated a reincorporation merger pursuant to which it became a Delaware corporation. Mediconsult conducts its business primarily through MCL.

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

2. BASIS OF PRESENTATION

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 1999 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's S-1 registration statement as filed with the Securities and Exchange Commission.

3. WORK IN PROGRESS

Work in progress represents the value of development work completed but not billed at March 31, 1999.

4. STOCK OPTIONS

The Company has a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:

                                                           1999
                                            -----------------------------------
                                                 No.             Weighted Avg.
                                               Shares           Exercise Price
                                            -------------     -----------------
Outstanding - December 31, 1998                2,716,000            0.37
Granted during the period                         84,000            7.68
Exercised during the period                      (18,000)           1.05
Cancelled during the period                           --              --
                                            -------------     -----------------
Outstanding - March 31, 1999                   2,782,000            0.57
                                            -------------     -----------------
Exercisable - March 31, 1999                   2,391,600            0.16
                                            -------------     -----------------

During the three months ended March 31, 1998 and 1999 the fair values of the options granted to employees were nil and $653,794, respectively. The weighted average exercise price and weighted average fair value of options whose exercise price exceeded the market value at the grant date during the first three months of 1999 were $8.00 and $5.96, respectively. The weighted average exercise price and weighted average fair value of options whose exercise price was less than the market value at the grant date during the first three months of 1999 were $7.36 and $9.61, respectively.

The fair values of the options were estimated using an option-pricing model based on the weighted average risk-free interest rates ranging between 4.630% and 4.721%, an expected life of the options of two years, an expected volatility of the common stock ranging between 172.9% and 185.9% and no expected dividends on the common stock.

On August 1, 1998, the Company granted 400,000 warrants to Arnhold and S. Bleichroeder, Inc., which were issuable upon meeting certain criteria related to investment advisory fees and exercisable at $1.22 per share. These warrants expire on July 28, 2003 and have cash-less exercise provisions and anti-dilution provisions comparable to the senior preferred stock warrants. These warrants vested or vest in tranches as follows: 200,000 shares upon filing a registration statement on form S-1; 100,000 shares on March 15, 2000; and 100,000 shares on September 15, 2000. The warrants vesting in 2000 are subject to continued performance of financial advisory services by a particular individual on behalf of Arnhold and S. Bleichroeder. At March 31, 1999, the criteria required for exercise of such warrants vesting in 2000 had not been met.

On February 26, 1999, the Company granted to Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors, warrants exercisable for five years to purchase 224,000 shares of the Company's senior preferred stock. The warrants are exercisable at $6.32 per share.

5. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 1999, the Company received net advances from shareholders of $315,000.

6. SUBSEQUENT EVENTS

On May 11, 1999, the Company completed the acquisition of CyberDiet Inc., the owner of Cyberdiet.com, in exchange for 400,000 shares of Mediconsult common shares issued to the former stockholders of CyberDiet Inc.

On April 9, 1999, the Company completed an offering of five million common shares through underwriters ING Baring Furman Selz LLC and Volpe Brown Whelan and Company at a price of $13.00 per share. The offering involved the sale by the Company of 4,425,000 million new common shares, raising net proceeds of approximately $53.5 million. In addition, 575,000 common shares were sold by three existing shareholders. The underwriters exercised their option to purchase an additional 375,000 new common shares from Mediconsult and 375,000 common shares from certain existing shareholders to cover over-allotments at a price of $13.00 per share. The issuance of the additional 375,000 new common shares raised net proceeds of approximately $4.5 million, for total net proceeds of approximately $58.0 million. Of this amount, $0.8 million was used to repay stockholder advances. The common shares of Mediconsult.com are now quoted on the NASDAQ National Market under the symbol "MCNS".

The 506,329 senior preferred shares issued to Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors (see Note 4) were converted to an equal number of shares of common stock upon closing of the public offering described above.

The 430,000 junior preferred shares and accumulated pay-in-kind dividends thereon were converted to 3,732,752 shares of common stock as part of the public offering described above.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

OVERVIEW

Mediconsult is a leading provider of patient-oriented healthcare information and services on the World Wide Web. Our Web sites provide a trusted source of comprehensive and easy to understand medical information and are designed to empower consumers through increased education related to medical conditions and treatment alternatives. The Web sites also provide a destination on the Internet where visitors can interact with others in a community environment. We facilitate this environment through a well-organized, easy to navigate format and an array of complementary services, including moderated on-line support groups and discussion forums. By fostering communities centered around over 60 prevalent medical conditions and health issues, we believe that Mediconsult creates significant opportunities for pharmaceutical and other healthcare companies to reach a highly targeted consumer audience using Internet-based marketing and advertising programs.

BACKGROUND

For the period from the inception of our operations in April 1996 through January 1997, our operating activities related primarily to the initial development of the mediconsult.com Web site and operating infrastructure, and also the recruitment of employees. Since the launch of mediconsult.com in 1996, we have focused on developing and organizing content in an easy to navigate format, and improving the functionality of mediconsult.com. We continue to refine our strategy of creating targeted on-line marketing and advertising programs for large pharmaceutical and other healthcare organizations. We continue to develop and implement these types of programs for our clients. We structure our programs to provide advertisers with a measurable return on their investment by tracking the level of interest and interactive responses of visitors. Our programs utilize a broad range of on-line strategies and resources to deliver a message consistent with the advertisers' global marketing strategy.

REVENUE SOURCES

Our main source of revenue is through client services related to the development and support of on-line marketing and advertising programs for pharmaceutical and other healthcare companies. These services typically include the design, development and management of customized Web sites relating to a particular pharmaceutical or other health-related product. Client services also include marketing research, focus group testing and on-line testing of visitors' preferences. Revenue from client services is recognized over the period that the services are performed. Revenue from support services, principally the management of Web sites that we develop for our clients, is recognized rateably over the management periods, generally on a monthly basis. Payments received from clients prior to the performance of client services are recorded as unearned revenue.

We also provide advertising services involving the sale of advertising space on Web sites we own, manage or sponsor. These services can be provided separately or as part of a more comprehensive suite of client services. Advertising services include banner advertisements, polls, surveys, registration programs, coupons and other interactive forms of advertising. Revenue from advertising sales is recognized ratably over the period in which the advertisement is displayed, if no significant obligations remain. In certain cases, advertising revenue from the sale of advertising space is related to the delivery of impressions or click-throughs from pages viewed by visitors to our Web sites. In these cases, we may guarantee a minimum number of impressions or click-throughs by visitors over a specific period of time. To the extent that revenue is related to the number of impressions or click-throughs, we defer recognition of this revenue until the required impressions or click-throughs are achieved. Payments received from advertisers prior to displaying their advertisements are recorded as deferred revenue. Mediconsult does not recognize revenue from barter transactions with respect to its advertising services.

We also derive revenue from licensing our mediconsult.com content and providing Web site support to healthcare and other organizations. These client organizations make our content available to visitors to their Web sites or to Web sites of their clients. Revenue from content licensing is recognized over the period of the license. In certain cases, we design and develop these Web sites. The portion of licensing revenue related to up-front customized design work is recognized over the period that the work is performed. In certain cases, we realize additional revenue from management of the Web site or its content. Revenue from management services is recognized rateably over the period the services are performed, generally on a monthly basis. We may also retain the right to place advertising on a Web site that hosts our content.

Although we have certain electronic commerce alliances with merchants of healthcare-oriented books and products, revenue from these revenue-sharing arrangements has not been material. Revenue from our share of the proceeds from electronic commerce partners' sales is recognized by Mediconsult upon notification from our commerce partners of sales attributable to our Web sites.

MARKETING AND SALES INITIATIVES

In late 1997, we initiated our first significant marketing and advertising program. The Company was engaged by Novartis Consumer Health Canada to develop a comprehensive on-line smoking cessation program for its Habitrol brand, focused on Canadian consumers. We developed the Web site for this program during early 1998, for which we received payment as services were performed. We receive revenue for maintaining and upgrading this program (beginning with its launch in June 1998), and receive monthly advertising revenue for referring visitor traffic to the Habitrol Web site. We are currently expanding the Habitrol program to provide French and professional healthcare versions of the Web site.

We have also generated revenue from developing programs for a number of branded pharmaceutical products for Novartis Pharma, the worldwide pharmaceutical division of Novartis. We are developing the Web sites for these programs and receiving payment as services are performed. In 1998, revenue from Novartis represented $0.7 million or 65% of the Company's total revenue. We have also completed assessment programs for Bristol Myers Squibb, Glaxo Wellcome and Astra Merck. The loss of Novartis as a customer or any changes to the existing relationship that are less favorable to us, or any significant reduction in traffic on or through the Novartis Web sites that we manage, will materially and adversely affect our business, financial condition and results of operations.

To date, our revenue has been generated primarily by our own internal sales organization and, to a lesser extent, by third party advertising representatives. As of March 31, 1999, we had an internal marketing, sales and program design organization of 12 professionals. We believe that we need to significantly increase the size of our internal marketing and sales organization in order for us to execute successfully our growth strategy and, accordingly, we intend to hire additional marketing and sales professionals in

1999.

To enhance access to our targeted customer base, in February 1999, we entered into a memorandum of agreement outlining the principal terms of a 50/50 joint venture with CommonHealth LLP, the leading healthcare advertising firm worldwide. CommonHealth is an affiliate of Ogilvy & Mather and J. Walter Thompson. The joint venture is being formed to offer innovative multimedia solutions to pharmaceutical and other healthcare companies, based on our Internet expertise and CommonHealth's experience in traditional media. It is currently contemplated that each of us will perform services on behalf of the joint venture, and will each charge the joint venture for work performed at our normal rates. The joint venture may also recruit its own employees, some of whom may come from Mediconsult and some of whom may come from CommonHealth. Profits of the joint venture will be shared equally by the parties, and losses of the joint venture will be shared in proportion to each party's billings to the joint venture.

In order to enhance our content licensing initiatives and generate additional revenue, we have entered into marketing alliances with a number of companies and organizations. These include the healthcare division of IBM, GeoAccess, a software development company focused on the managed care sector, and the Ontario Hospital Association, an association of approximately 185 not-for-profit hospitals.

VISITOR TRAFFIC

To improve the depth and breadth of our medical content and to increase visitor traffic, we recently completed strategic initiatives to purchase, manage or sponsor the following Web sites:

o PharmInfo.com, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers. We acquired PharmInfo.com in December 1998, in exchange for 100,000 shares of our common stock. The fair value of these shares of common stock was $0.8 million, which was capitalized and will be amortized over three years.

o Cyberdiet.com, a Web site providing tailored nutritional information and programs. In February 1999, we entered into a memorandum of agreement outlining the principal terms of an exclusive management arrangement with CyberDiet Inc., the owner of Cyberdiet.com, granting to Mediconsult the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. In May 1999, we completed the acquisition of CyberDiet Inc., in exchange for 400,000 shares of Mediconsult common stock.

o INCIID.org, a Web site providing information on infertility. In February 1999, we entered into an exclusive sponsorship agreement with the InterNational Counsel of Infertility Information Dissemination, a not-for-profit organization, relating to INCIID.org and granting us the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. In connection with this agreement, we have committed to pay INCIID $0.5 million per year beginning in 1999, for three years in equal quarterly installments, in cash or common stock as we determine with respect to each quarter.

We believe that Mediconsult's Web sites together represent one of the most highly trafficked consumer healthcare information sites on the Internet. In the first quarter 1999 (on a pro forma basis as if acquired, managed or sponsored on the first day of the month), the Company's owned, managed and sponsored Web sites had more than 5.4 million visitors viewing over 33 million pages of information.

STOCK OPTIONS AND WARRANTS

Stock options granted to consultants and employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the three month periods ended March 31, 1999 and 1998, as well as deferred compensation expense for the value of options granted that were not vested as of such dates. We currently expect to amortize $0.7 million in 1999 and $0.6 million in 2000 as deferred compensation expense in respect of options outstanding at March 31, 1999. In addition, pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Delivery of the warrants will result in the recognition of an expense in the statement of operation equal to the fair value of the warrants on the date of delivery.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation of on-line marketing and advertising programs, including Web site development and implementation, advertising services, licensing our content and Web site support. Revenue was $0.2 million for the quarter ended March 31, 1998 and $0.7 million for the quarter ended March 31, 1999. The period-to-period growth in revenue was primarily attributable to an increase in (i) the number of clients, and (ii) the number of marketing and advertising programs developed and implemented for those clients.

PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses we incur to develop, enhance, manage, monitor and operate our Web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on the Mediconsult.com Web sites. For the quarter ended March 31, 1998, these costs were $0.2 million and for the quarter ended March 31, 1999, these costs were $0.8 million. These costs related primarily to the development of healthcare content and interactive services.

MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include salaries and fees paid to employees and consultants, and programming costs. For the quarter ended March 31, 1998, marketing, sales and client services costs were $0.2 million. For the quarter ended March 31, 1999, these costs were $0.7 million, consisting primarily of costs associated with the development and implementation of specific client marketing programs and of new prototype software applications for marketing and advertising programs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the quarter ended March 31, 1998, general and administrative expenses were $0.3 million and for the quarter ended March 31, 1999 these costs were $1.0 million. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of our operations.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We have recorded compensation expense in connection with the vesting of employee stock options of $0.04 million during the quarter ended March 31, 1998, and $0.2 million during the quarter ended March 31, 1999. Compensation expense represents the amortization of deferred compensation which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options. We have recorded deferred compensation for the value of the options granted that are not yet vested of $0.8 million as of March 31, 1998 and $1.3 million as of March 31, 1999.

FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE
PROJECTED

The information and data contained in this quarterly report includes all necessary adjustments, consisting only of normal recurring adjustments necessary for fair presentation of this data. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

We have a limited operating history upon which to evaluate our business and predict revenue and planned operating expenses. Our quarterly operating results may vary significantly in the foreseeable future due to a variety of factors, many of which are outside of our control. The timing of advertising sales is one of the most significant factors affecting quarterly results. The time between the date of initial contact with a potential advertiser and the execution of a contract with the advertiser typically ranges from six weeks for smaller agreements to nine months for larger agreements. These contracts are also subject to delays over which we have little or no control, including customers' budgetary constraints, their internal acceptance reviews, whether or when regulatory approval of their products is given by the FDA or other regulatory authority, the possibility of cancellation or delay of projects by advertisers and any post-approval actions taken by the FDA or other regulatory authority, including product recalls. During the selling process, we may expend substantial funds and management resources and yet not obtain adequate advertising revenue. Once a contract is executed, a significant portion of our revenue is derived from customized Web site development and implementation projects, rather than from recurring fees. As a result, we cannot predict with certainty when we will perform the work necessary to receive payment for these projects. In addition, traffic levels on Web sites have typically fluctuated during the summer, and during year-end and holiday periods, and we could experience a decrease in visitor traffic to our Web sites during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the private placement of equity securities and advances from our principal stockholder. In February 1999, we received $3.2 million in proceeds from a private placement of equity securities to certain unrelated investors. As of March 31, 1999, we had $1.4 million in cash and cash equivalents. In April 1999, we received approximately $58 million in net proceeds from a public offering of equity securities.

We have incurred substantial costs to design, develop and implement Internet-based marketing and advertising programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of March 31, 1999, we had an accumulated deficit of $10.4 million. These losses have been funded primarily through advances by our largest stockholder, an entity controlled by Robert A. Jennings, our Chairman and Chief Executive Officer. These advances aggregated $5.1 million as of March 31, 1999. Of this amount, $4.3 million was evidenced by junior preferred stock of Mediconsult, which was converted into common stock in April 1999 upon the consummation of the public offering. The balance was an interest free advance of $0.8 million repayable upon demand which was repaid from the proceeds of the private equity offering.

To date, we have experienced negative cash flows from operating activities. For the quarters ended March 31, 1998 and March 31, 1999, net cash used in operating activities was $0.5 million and $1.6 million, respectively, which was primarily attributable to our net losses during these periods. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to growth of marketing and advertising program revenue; and (3) increases in accounts payable and accrued expenses, which partially offset the increases. For the quarter ended March 31, 1999, the increase in net cash used in operating activities was primarily attributable to our net operating loss of $1.9 million. The net loss for the quarter was partially offset by certain non-cash items of $0.3 million in the aggregate. This amount was comprised of deferred compensation expense of $0.2 million related to stock options granted to consultants and employees and depreciation and amortization of $0.1 million.

For the quarter ended March 31, 1999, net cash used in investing activities was $0.3 million. All net cash used in investing activities related to capital expenditures, primarily the acquisition of software.

For the quarter ended March 31, 1999, net cash provided by financing activities was $3.2 million. Net cash proceeds from financing activities in the quarter were primarily attributable to the issuance of senior preferred stock and to a lesser extent from unsecured advances from our largest stockholder.

As of March 31, 1999, we had no principal capital commitments outstanding. We have spent $0.7 million on tangible capital expenditures since inception.

In connection with our joint venture with CommonHealth, we expect to advance approximately $0.3 million to the joint venture as our share of its initial capitalization. Under our agreement with CommonHealth, we may borrow this amount from CommonHealth. If we do borrow this amount, we must repay it from 25% of our portion of the net profits of the joint venture, if any, and in any event within three years from the formation of the joint venture or sooner if the joint venture is terminated.

In connection with our sponsorship and management of INCIID.ORG, we have committed to pay INCIID $0.5 million per year beginning in 1999 for three years in equal quarterly installments, in cash or common stock as we determine with respect to each quarter.

On February 26, 1999, we sold in a private placement an aggregate of 506,329 shares of our newly designated senior preferred stock and warrants, exercisable for five years to purchase 224,000 shares of such senior preferred stock, to Nazem & Company IV, L.P., Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and other individual investors, for an aggregate of $3.2 million. The purchase price was, and the conversion price of the senior preferred stock and exercise price of the warrants is, $6.32 per share. The shares of senior preferred stock were subsequently converted into 506,329 shares of common stock.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $2.0 million for the quarter ended March 31, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future and at least through the year 2000 as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our working capital requirements depend on numerous factors. We have experienced a substantial increase in our expenditures since inception, consistent with growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for content development and for technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and more aggressive brand promotions. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operation and could be materially and adversely affected.

We currently anticipate that available cash resources combined with the net proceeds from the April equity offering will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the year 2000. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although a significant portion of our revenue is derived from activities conducted outside the United States, fees paid to us have been and are expected to continue to be paid in U.S. dollars. However, a substantial portion of our payroll is paid and it is expected that rent under leases of office facilities outside the United States will be paid, in currencies other than U.S. dollars. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the U.S. dollar. We do not cover known or anticipated operating exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and advances from shareholder are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

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

INTERNAL INFRASTRUCTURE. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations to determine if they will be year 2000 compliant. Based on our assessment to date, we presently believe that our internal computer systems are year 2000 compliant. Nevertheless, we continue to test our internal systems, on a system by system basis, as we complete our ongoing compliance efforts with respect to non-information technology systems.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of our offices and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the year 2000 problem. We have completed the assessment of the potential effect of, and costs of remediating, any year 2000 problem related to this equipment. We do not have extensive facilities and office equipment at this time. We therefore estimate that our total cost of completing any required modifications, upgrades or replacements of these internal systems will not be material.

SUPPLIERS. We have been gathering information from and have initiated communications with our service and content providers to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of our service and content providers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with our systems, we cannot guarantee that our service and content providers will resolve any or all year 2000 problems with their systems before the occurrence of a material disruption to our business. Any failure of these third parties to resolve year 2000 problems with their systems in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business, financial condition or operating results. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the year 2000 problem will occur or the severity, duration or financial consequences of such failures. As a result, we could possibly suffer the following consequences:

      o a significant number of operational inconveniences and inefficiencies for us, our service and content providers and our visitors that may divert our time and attention and financial and human resources from our ordinary business activities; and

      o a lesser number of serious system failures that may require significant efforts by us, our service and content providers or our visitors to prevent or alleviate material business disruptions.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside of our control will be year 2000 compliant. The failure of these entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from operating our business, prevent visitors from accessing our Web sites, or change the behavior of consumers accessing our Web sites, which could have a material adverse effect on our business, financial condition and results of operations.

CONTINGENCY PLANS. As discussed above, we are engaged in an ongoing year 2000 assessment. We have not yet developed any contingency plans. The results of our year 2000 simulation testing and the responses received from third party vendors and service providers will be taken into account in determining the nature and extent of any needed contingency plans.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. For those statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: (a) those set forth in our Form 10-KSB/A for the period ended December 31, 1998, incorporated herein by reference, and elsewhere herein; and (b) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1. PENDING LEGAL PROCEEDINGS

There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving it.

ITEM 2. CHANGES IN SECURITIES

On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of its newly designated senior preferred stock and warrants, exercisable for five years to purchase 224,000 shares of such senior preferred stock, to Nazem & Company IV, L.P., Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and other individual investors, for an aggregate of $3.2 million. The purchase price and the conversion price of the senior preferred stock was, and exercise price of the warrants is, $6.32 per share, an amount equal to 85% of the average bid and ask price of the shares of Common Stock on the OTC Bulletin Board for the relevant 30-day period preceding the closing. The shares of senior preferred stock automatically converted into an equal number of shares of Common Stock upon the closing of the public offering in April 1999. The holders of the senior preferred stock have the right to nominate a member of the Company's board of directors so long as they maintain at least 50% of their original share position. The senior preferred stock has voting rights on an as-converted basis. In connection with the private placement, the Company agreed to provide the holders of senior preferred stock or common stock issuable upon the conversion of senior preferred stock demand and piggyback registration rights, the right to tag-along with founders of the Company in certain sales of their shares. So long as the investors hold at least 50% of their original share position, the Company agreed not to effect any material change in the direction of its business unless approved by at least two-thirds of the board of directors and then only after consultation with the investors.

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

None.

                                   SIGNATURES


                                                     Mediconsult.com, Inc.


Date:  May 17, 1999                 Signature:       /s/ Robert A. Jennings
                                                     Robert A. Jennings
                                                     Chairman of the Board and
                                                     Chief Executive Officer


Date:  May 17, 1999                 Signature:       /s/ E. Michael Ingram
                                                     E. Michael Ingram
                                                     Chief Financial Officer