Form 10-Q
period 1999-06-30
MEDICONSULT COM INC
filed 1999-08-16
CIK 1016134

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 333-73059

                              MEDICONSULT.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     84-1341886
            --------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                   1330 Avenue of the Americas, 17th Floor
                               New York, NY 10019
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (212) 841-7300

          ------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 9, 1999, there were approximately 28,472,663 shares of the Registrant's Common Stock outstanding.

================================================================================

                                      INDEX

PART I.    FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial statements

           Unaudited Consolidated Balance Sheets - June 30, 1999 and
           December 31, 1998                                                   3

           Unaudited Consolidated Statement of Operations - Three and Six
           Months Ended June 30, 1999 and 1998                                 4

           Unaudited Consolidated Statement of Cash Flows - Six Months Ended
           June 30, 1999 and 1998                                              5

           Notes to Unaudited Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

PART II.   OTHER INFORMATION                                                  20

Item 1.    Pending Legal Proceedings                                          20

Item 2.    Changes in Securities                                              20

Item 4.    Submission of Matters to a Vote of Security Holders                20

Item 5.    Other Information                                                  20

Item 6.    Exhibits and Reports Filed on Form 8-K                             20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mediconsult.com, Inc.
Unaudited Consolidated Balance Sheets - June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

                                                               June 30           December 31
                                                                 1999               1998
                                                             ------------       ------------
        ASSETS
Current assets
  Cash and term deposits                                     $ 51,127,257       $    135,053
  Accounts receivable                                             994,071            135,790
  Work in progress                                                776,366                 --
  Prepaid expenses and other                                      667,535                 --
                                                             ------------       ------------
  Total                                                        53,565,229            270,843
                                                             ------------       ------------
Non-current assets
  Tangible fixed assets and software                            1,028,882             52,790
  Goodwill                                                     10,838,598            818,750
                                                             ------------       ------------
  Total                                                        11,867,480            871,540
                                                             ------------       ------------
Total assets                                                 $ 65,432,709       $  1,142,383
                                                             ------------       ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities                   $  1,371,351       $    243,413
  Advances from Stockholder                                       314,989            513,589
  Unearned revenue                                                     --            107,000
                                                             ------------       ------------
  Total liabilities                                             1,686,340            864,002
                                                             ------------       ------------
Stockholders' equity
  Preferred stock

    Junior preferred stock authorized 1,000,000 shares
    designated, nil and 430,000 shares issued and
    outstanding at June 30, 1999 and December 31, 1998,
    respectively                                                       --          4,300,000

  Common stock, $.001 par value, 50,000,000 shares
  authorized, 28,446,263 and 18,519,950 shares issued
  and outstanding at June 30, 1999 and December 31,
  1998, respectively                                               28,446             18,520

  Additional paid in capital                                   83,219,774          5,242,981
  Deferred compensation                                        (5,061,862)          (884,109)
  Retained deficit                                            (14,439,989)        (8,399,011)
                                                             ------------       ------------
  Total stockholders' equity                                   63,746,369            278,381
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $ 65,432,709       $  1,142,383
                                                             ------------       ------------

                             See accompanying notes.

Mediconsult.com, Inc.
Unaudited Consolidated Statement of Operations for the Three and Six Months Ended June 30, 1999
--------------------------------------------------------------------------------

                                                               Three Months Ended                     Six Months Ended
                                                         -------------------------------       -------------------------------
                                                           June 30,          June 30,           June 30,            June 30,
                                                             1999              1998               1999               1998
                                                         ------------       ------------       ------------       ------------
Revenues                                                 $  1,203,216       $    214,577       $  1,903,576       $    420,769
                                                         ------------       ------------       ------------       ------------

Operating expenses
  Product and content development                           1,368,426            260,474          2,272,956            510,392
  Marketing, sales and client services                        836,902            491,355          1,574,507            680,136
  General and administrative                                  649,473            136,629          1,321,790            307,988
  Depreciation and amortization                               387,748            126,466            506,865            165,416
  Fair value of options granted to employees                  384,118             30,002            575,368             69,309
  Fair value of warrants granted to third parties           2,269,104                 --          2,269,104
                                                         ------------       ------------       ------------       ------------
  Total                                                     5,895,771          1,044,926          8,520,590          1,733,241
                                                         ------------       ------------       ------------       ------------

Loss from operations                                       (4,692,555)          (830,349)        (6,617,014)        (1,312,472)
Interest income                                               576,036                 --            576,036                 --
                                                         ------------       ------------       ------------       ------------
Net loss                                                 $ (4,116,519)      $   (830,349)      $ (6,040,978)      $ (1,312,472)
                                                         ------------       ------------       ------------       ------------

Net loss per share-basic and diluted                     $      (0.15)      $      (0.05)      $      (0.26)      $      (0.07)
Weighted average number of shares-basic and diluted        27,446,133         17,889,048         23,013,169         17,593,820

                             See accompanying notes.

Mediconsult.com, Inc.
Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                            -------------------------------
                                                              June 30            June 30
                                                                1999               1998
                                                            ------------       ------------
Cash flows from operating activities
Net loss                                                    $ (6,040,978)      $ (1,312,472)
Adjustment to reconcile net loss to net cash used
  in operating activities
    Depreciation of tangible fixed assets and software           173,508            165,416
    Amortization of goodwill                                     333,357                 --
    Fair value of options and warrants granted                 2,844,472                 --
    Changes in assets and liabilities
      Accounts receivable                                       (726,511)          (139,450)
      Work in progress                                          (776,366)                --
      Other current assets                                      (667,535)                --
      Accounts payable and accrued liabilities                   971,719            120,107
      Unearned revenue                                          (107,000)                --
                                                            ------------       ------------
Net cash used in operating activities                         (3,995,334)        (1,166,399)
                                                            ------------       ------------

Cash flows from investing activities
    Fixed assets purchases                                    (1,138,271)          (210,961)
    Acquisition of subsidiaries                               (3,915,085)                --
                                                            ------------       ------------
Net cash used in investing activities                         (5,053,356)          (210,961)
                                                            ------------       ------------

Cash flows from financing activities
    Repayment of advances from stockholder                      (198,600)           (51,841)
    Issuance (redemption) of junior preferred stock           (4,300,000)         1,900,000
    Issuance of common stock                                  64,539,494            500,000
    Redemption of promissory note                                     --           (500,000)
                                                            ------------       ------------
Net cash provided by financing activities                     60,040,894          1,848,159
                                                            ------------       ------------

Increase in cash                                              50,992,204            470,799
Cash - beginning of period                                       135,053            393,130
                                                            ------------       ------------
Cash - end of period                                        $ 51,127,257       $    863,929
                                                            ------------       ------------

                             See accompanying notes.

                              MEDICONSULT.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCING STATEMENTS
                                   (Unaudited)

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

1. ORGANIZATION

Mediconsult.com, Inc. (the "Company" or "Mediconsult") was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, we purchased Mediconsult.com Limited, a Bermuda corporation ("MCL"), through a merger in which MCL became a wholly-owned subsidiary, resulting in 90% of the outstanding stock of Mediconsult being held by the former stockholders of MCL, The Mediconsult Trust, controlled by Mr. Robert Jennings, and Michel Bazinet. In December 1996, we consummated a reincorporation merger pursuant to which Mediconsult became a Delaware corporation. We conduct business primarily through MCL.

Mediconsult is a provider of patient-oriented healthcare information and services on the World Wide Web. Our sites provide a source of medical information and are designed to empower consumers through increased consumer education regarding medical conditions and treatment alternatives. These sites also provide a destination on the Internet where visitors can interact with others in communities centered around chronic medical conditions and other health issues. We facilitate this environment through an array of complementary services such as moderated on-line support groups and discussion forums.

2. BASIS OF PRESENTATION

These consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 1999 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our S-1 registration statement as filed with the Securities and Exchange Commission.

3. WORK IN PROGRESS

Work in progress represents the cost, primarily salaries, of development work completed but not billed at June 30, 1999.

4. ACQUISITIONS

On May 11, 1999, we completed the acquisition of CyberDiet Inc., the owner of Cyberdiet.com, in exchange for 400,000 shares of Mediconsult common shares issued to the former stockholders of CyberDiet Inc.

On June 14, 1999, we acquired all of the capital stock of Cyber-Tech, Inc. ("Cyber-Tech") pursuant to a Merger Agreement and Plan of Reorganization ("Agreement") effective as of June 1, 1999 among Mediconsult, Cyber-Tech and the shareholders of Cyber-Tech (the "Cyber-Tech Transaction"). The merger consideration paid in the Cyber-Tech Transaction consisted of $3,315,000 in cash and 267,732 shares of Mediconsult Common Stock (subject to a final purchase price adjustment pursuant to the Agreement). The amount of merger consideration was determined by arms-length negotiations among the parties. In addition, in connection with the merger, Mediconsult.com (US), Ltd., one of our wholly-owned subsidiaries, entered into employment, consulting, and non-competition agreements with the two former shareholders of Cyber-Tech, and one key employee of Cyber-Tech. Mediconsult and the shareholders of Cyber-Tech also entered into an Escrow Agreement with respect to certain of the shares of Mediconsult Common Stock issued to the former Cyber-Tech shareholders.

The intangible component of consideration for these transactions, which relates to goodwill, technology purchased and consideration paid for non-compete agreements, will be amortized on a straight line basis over five years.

5. STOCK OPTIONS

We have a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:

                                                           1999
                                                ---------------------------
                                                                   Weighted
                                                                      Avg.
                                                    #              Exercise
                                                  Shares             Price
                                                ----------         --------
Outstanding - December 31, 1998                  2,716,000            0.37
Granted during the period                          415,000           10.06
Exercised during the period                       (122,500)           1.05
Forfeited during the period                        (18,000)           1.05
                                                ----------           -----
Outstanding - June 30, 1999                      2,990,500            1.68
                                                ----------           -----
Exercisable - June 30, 1999                      2,478,300            0.31
                                                ----------           -----

During the three months ended June 30, 1999 and 1998 the fair values of the options granted to employees were $384,118 and $30,002, respectively.

On August 1, 1998, we granted 400,000 warrants to Arnhold and S. Bleichroeder, Inc., which were issuable upon meeting certain criteria related to investment advisory fees and exercisable at $1.22 per share. These warrants expire on July 28, 2003 and have cash-less exercise provisions and anti-dilution provisions comparable to the senior preferred stock warrants. Of such 400,000 warrants, warrants for 200,000 shares were delivered on February 26, 1999, upon filing a registration statement on form S-1. A warrant for 100,000 shares is deliverable on March 15, 2000, and a warrant for 100,000 shares is deliverable on September 15, 2000. The warrants vesting in 2000 are subject to continued performance of financial advisory services by a particular individual on behalf of Arnhold and
S. Bleichroeder. During the three months ended June 30, 1999, we recognized an expense in regard to the fair value of these warrants of $1.094 million.

On February 26, 1999, we granted to Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors, warrants exercisable for five years to purchase 224,000 shares of Mediconsult's senior preferred stock, which is now exercisable for all of such 224,000 shares of common stock. The warrants are exercisable at $6.32 per share. During the three months ended June 30, 1999, we recognized an expense in regard to the fair value of these warrants of $1.175 million.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 1999, we repaid net advances from shareholders of $513,600.

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

BACKGROUND

For the period from the inception of our operations in April 1996 through January 1997, our operating activities related primarily to the initial development of the mediconsult.com Web site and operating infrastructure, and also the recruitment of employees. Since the launch of mediconsult.com in 1996, we have focused on developing and organizing content in an easy to navigate format, and improving the functionality of mediconsult.com. We have added new sites through subsequent acquisitions including cyberdiet.com and heartinfo.com. We continue to refine our strategy of creating targeted on-line marketing and advertising programs for large pharmaceutical and other healthcare organizations. We continue to develop and implement these types of programs for our clients. We structure our programs to provide advertisers with a measurable return on their investment by tracking the level of interest and interactive responses of visitors. Our programs utilize a broad range of on-line strategies and resources to deliver a message consistent with the advertisers' global marketing strategy. In April 1999, we received net proceeds of $58.1 million from a public offering of equity securities. As of June 30, 1999, we had $51.1 million in cash and cash equivalents.

REVENUE SOURCES

Our main source of revenue is through client services related to the development and support of on-line marketing and advertising programs for pharmaceutical and other healthcare companies. These services typically include the design, development and management of customized Web sites relating to a particular pharmaceutical or other health-related product. Client services also include marketing research, focus group testing and on-line testing of visitors' preferences. Revenue from client services is recognized over the period that the services are performed. Such revenue is based upon our estimates of the percentage of completion of various tasks and the actual results may differ from the estimates. Revenue from support services, principally the management of Web sites that we develop for our clients, is recognized ratably over the management periods, generally on a monthly basis. Payments received from clients prior to the performance of client services are recorded as unearned revenue.

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

We have also generated revenue from developing programs for a number of branded pharmaceutical products for Novartis Pharma, the worldwide pharmaceutical division of Novartis. We are developing the Web sites for these programs and receiving payment as services are performed. In 1998, revenue from Novartis represented $0.7 million or 65% of our total revenue. In the second quarter of this year, revenue from Novartis represented $0.473 million, or 39% of our total revenue. We have also completed assessment programs for Bristol Myers Squibb, Glaxo Wellcome and Astra Merck. The loss of Novartis as a customer or any changes to the existing relationship that are less favorable to us, or any significant reduction in traffic on or through the Novartis Web sites that we manage, will materially and adversely affect our business, financial condition and results of operations.

To date, our revenue has been generated primarily by our own internal sales organization and, to a lesser extent, by third party advertising representatives. As of June 30, 1999, we had an internal marketing, sales and program design organization of 28 professionals. We believe that we need to significantly increase the size of our internal marketing and sales organization in order for us to execute successfully our growth strategy and, accordingly, we intend to hire additional marketing and sales professionals in 1999.

To complement our direct sales force, in February 1999, we entered into a memorandum of agreement outlining the principal terms of a 50/50 joint venture with CommonHealth LLP, the leading healthcare advertising firm worldwide. CommonHealth is an affiliate of Ogilvy & Mather and J. Walter Thompson.

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

VISITOR TRAFFIC

To improve the depth and breadth of our medical content and to increase visitor traffic, we recently completed strategic initiatives to purchase, manage or sponsor the following Web sites:

      o Heartinfo.org, a leading Web site that provides high quality content and tools focused on heart disease and related areas that have attracted a large and growing number of visitors to the www.heartinfo.com Web site. We acquired Cyber-Tech, Inc., which operates Heartinfo.org for consideration of $3.75 million and 267,000 shares of common stock. The fair value of these shares of common stock was $3.75 million. Cyber-Tech, Inc. had net tangible assets of $19,000 at the acquisition date. The intangible component of consideration, $7.5 million, was capitalized and will be amortized over five years.

      o PharmInfo.com, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers. We acquired PharmInfo.com in December 1998, in exchange for 100,000 shares of our common stock. The fair value of these shares of common stock was $0.8 million, which was capitalized and will be amortized over three years.

      o Cyberdiet.com, a Web site providing tailored nutritional information and programs. In May 1999, we completed the acquisition of CyberDiet Inc., in exchange for 400,000 shares of Mediconsult common stock. The fair value of these shares of common stock was $3.2 million and CyberDiet Inc. had a net tangible deficiency at the acquisition date of $63,000. The resulting intangible value of $3.3 was capitalized and will be amortized over five years.

      o INCIID.org, a Web site providing information on infertility. In February 1999, we entered into an exclusive sponsorship agreement with the InterNational Counsel of Infertility Information Dissemination, a not-for-profit organization, relating to INCIID.org and granting us the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. In connection with this agreement, we have committed to pay INCIID $0.5 million per year beginning in 1999, for three years in equal quarterly instalments, in cash or common stock as we determine with respect to each quarter. We have paid $250,000 in cash to June 30, 1999.

We believe that Mediconsult's Web sites together represent one of the most highly trafficked consumer healthcare information sites on the Internet. In the second quarter 1999, the Company's owned, managed and sponsored Web sites had more than 6 million visitors viewing nearly 35 million pages of information.

STOCK OPTIONS AND WARRANTS

Stock options granted to consultants and employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the six month periods ended June 30, 1999 and 1998, as well as deferred compensation expense for the value of options granted that were not vested as of such dates. We recorded expense of $0.4 million and $0.03 million regarding the fair value of stock options granted for the three months ended June 30, 1999 and 1998 respectively. In the six months ended June 30, 1999, we recorded an expense of $0.6 million, compared to $0.07 million in the corresponding period. We currently expect to amortize $0.5 million in 1999 and $0.5 million in 2000 as deferred compensation expense in respect of options outstanding at June 30, 1999.

Pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Delivery of the warrants on April 6, 1999 resulted in the recognition of an expense in the statement of operations equal to the fair value of the warrants, which was estimated at $1.1 million. In addition, we have recognized deferred expense of $1.1 million, representing the value of warrants that had not vested as of June 30, 1999.

On February 26, 1999, the Company granted to Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors, warrants exercisable for five years to purchase 224,000 shares of the Company's senior preferred stock. The warrants are exercisable at $6.32 per share. We have recognized an expense in the statement of operations equal to the fair value of the warrants which was estimated at $1.2 million.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation of on-line marketing and advertising programs, including Web site development and implementation, advertising services, licensing our content and Web site support. Revenue was $1.2 million for the quarter ended June 30, 1999 compared to $0.2 million for the quarter ended June 30, 1998. Revenue was $1.9 million for the six months ended June 30, 1999 and $0.4 million for the six months ended June 30, 1998. The period-to-period growth in revenue was primarily attributable to an increase in (i) the number of visits to our Web sites, (ii) the number of clients, (iii) the number of marketing and advertising programs developed, or being developed, and implemented for those clients, and (iv) the acquisition of the Pharminfo.com, CyberDiet.com and HeartInfo.org web sites.

PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses we incur to develop, enhance, manage, monitor and operate our Web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on the Mediconsult.com Web sites. For the quarter ended June 30, 1999, these costs were $1.4 million and for the quarter ended June 30, 1998, these costs were $0.3 million. These costs related primarily to the development of healthcare content and interactive services. Product and content development was $2.3 million for the six months ended June 30, 1999 and $0.5 million for the six months ended June 30, 1998. The increase in 1999 expenses compared to 1998 reflects increased staffing required to meet the expanding volume of business that the Company has secured.

MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include salaries and fees paid to employees and consultants, and programming costs. For the quarter ended June 30, 1999, these costs were $0.8 million, consisting primarily of costs associated with the development and implementation of specific client marketing programs and of new prototype marketing and advertising programs. For the quarter ended June 30, 1998, marketing, sales and client services costs were $0.5 million. Marketing, sales and client services expense was $1.6 million for the six months ended June 30, 1999 and $0.7 million for the six months ended June 30, 1998. The increase in marketing, sales and client services reflects an expansion of the Company's sales and marketing activities including additional staff and new promotion and advertising campaigns.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the quarter ended June 30, 1999, general and administrative expenses were $0.6 million and for the quarter ended June 30, 1998 these costs were $0.1 million. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of our operations. General and administrative expense was $1.3 million for the six months ended June 30, 1999 and $0.3 million for the six months ended June 30, 1998. General and administrative expenses increased as the Company's operations grew. The increase in expense also reflects the additional professional and reporting costs now that the Company is listed on NASDAQ.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of tangible assets and software was $0.1 million and amortization of intangible assets was $0.3 million, for the quarter ended June 30, 1999, compared to $0.1 million and $nil respectively for the corresponding period in 1998. Depreciation of tangible assets and software was $0.2 and amortization of intangible assets was $0.3 million for the six months ended June 30, 1999, compared to $0.2 million and $nil for the six months ended June 30, 1998.

The increase in depreciation expense reflects the increased investment in capital assets required as Mediconsult grows. Depreciation expense is expected to increase significantly now we are expanding our office facilities and have installed a network server. The increase in amortization expense is due to the acquisition of Phamrinfo.Net in December 1998 and the acquisition of Cyberdiet and Cyber-Tech in May 1999 and June 1999 respectively. Intangible value associated with these transactions, represented by the excess of purchase price over net tangible assets, is being amortized over three to five years.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We recorded compensation expense in connection with the vesting of employee stock options of $0.4 million during the quarter ended June 30, 1998, and $0.03 million during the quarter ended June 30, 1999. Compensation expense for the fair value of employee options was $0.6 million for the six months ended June 30, 1999 and $0.07 million for corresponding period in the prior year. Compensation expense represents the amortization of deferred compensation, which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options. We have recorded deferred compensation for the value of options granted that are not yet vested of $5.1 million as of June 30, 1999.

FAIR VALUE OF OPTIONS GRANTED TO OTHERS. We recorded expense in connection with the vesting of warrants to Arnhold & S. Bleichroeder Inc. and Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors as described above. Compensation expense was $2.3 million for the quarter and for the six months ended June 30, 1999. There was no corresponding expense in 1998.

INTEREST INCOME. During the quarter and the six months ended June 30, 1999, we earned interest income of $0.6 million as compared to $nil in the quarter and six months ended June 30, 1998. The increase in interest income reflects increased cash on hand as a result of the net proceeds from the offering that was completed in April of this year.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. In April 1999, we received net proceeds of $58.1 million from a public offering of equity securities. Issue costs associated with this offering, which have been offset against the net proceeds of the offering, were $1.1 million. As of June 30, 1999, we had $51.1 million in cash and cash equivalents.

We have incurred substantial costs to design, develop and implement Internet-based marketing and advertising programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of June 30, 1999, we had an accumulated deficit of $14.4 million. These losses have been partially funded through private and public placements of equity securities.

To date, we have experienced negative cash flows from operating activities. For the six months ended June 30, 1999 and June 30, 1998, net cash used in operating activities was $4.0 million and $1.2 million, respectively, which was primarily attributable to our net losses during these periods. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to growth of marketing and advertising program revenue; and (3) increases in accounts payable and accrued expenses, which partially offset the increases. For the quarter ended June 30, 1999, the increase in net cash used in operating activities was primarily attributable to our net operating loss of $6.0 million. The net loss for the quarter was partially offset by certain non-cash items of $3.3 million in the aggregate. This amount was comprised of deferred compensation expense of $2.8 million related to stock options granted to employees and warrants, and depreciation and amortization of $0.5 million.

For the six months ended June 30, 1999, net cash used in investing activities was $5.1 million compared to $0.2 million in the corresponding period in 1998. In the first half of 1999, $1.1 million was used to acquire capital assets, primarily the acquisition of computer equipment and software, and $4.0 million was used to Cyberdiet, Inc. and Cyber-Tech, Inc.

For the six months ended June 30, 1999, net cash provided by financing activities was $60.0 million. Net cash proceeds from financing activities in the quarter were primarily attributable to the April public offering of equity securities.

As of June 30, 1999, we had no material capital commitments outstanding, although we expect to increase capital spending as we establish offices and other facilities in the United States and Canada.

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

In connection with our sponsorship and management of INCIID.org, we have committed to pay INCIID.org $0.5 million per year for three years, beginning in 1999. The payments are made in equal quarterly instalments, in cash or common stock as we determine with respect to each quarter.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $6.0 million for the quarter ended June 30, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future, and at least through the year 2000, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently anticipate that available cash resources combined with the net proceeds from the April equity offering will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the year 2000. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although a significant portion of our revenue is derived from activities conducted outside the United States, fees paid to us have been and are expected to continue to be paid in U.S. dollars. However, a substantial portion of our payroll is paid and it is expected that rent under leases of office facilities outside the United States will be paid, in currencies other than U.S. dollars. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the U.S. dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and advances from a shareholder are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

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

PART II. OTHER INFORMATION

ITEM 1. PENDING LEGAL PROCEEDINGS

There are no pending legal proceedings in which we are a party, and we are not aware of any threatened legal proceedings involving it.

ITEM 2. CHANGES IN SECURITIES

On May 11, 1999, we issued 400,000 shares of Mediconsult common stock in relation to the acquisition of CyberDiet Inc., the owner of Cyberdiet.com.

On June 14, 1999, we issued 267,732 shares of Mediconsult common stock and $3,315,000 in relation to the acquisition of all of the capital stock of Cyber-Tech, Inc. ("Cyber-Tech") pursuant to a Merger Agreement and Plan of Reorganization ("Agreement") effective as of June 1, 1999 among Mediconsult, Cyber-Tech and the shareholders of Cyber-Tech.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on June 15, 1999. At the annual meeting, the stockholders of the Company approved the following items:

      1. Elected a Board of five Directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified;

      2. Approved an amendment to the Company's 1996 Stock Option Plan to authorize an additional 1,000,000 shares of Common Stock for issuance thereunder; and

      3. Ratified the appointment by the Board of Directors of PricewaterhouseCoopers as the independent auditors of the Company to examine and report on its financial statements for the fiscal year beginning January 1, 1999.

ITEM 5. OTHER INFORMATION

Under SEC Rule 14a-4(c)1, if a proposal is to be submitted for a vote at the Company's next annual meeting of stockholders and the proposal is not submitted for inclusion in the Company's proxy statement and the proxy card in compliance with the processes of SEC Rule 14a-8, then, if the Company does not have notice of the proposal at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting (or any earlier or later date specified in any overriding advance notice provision in the Company's certificate of incorporation or by-laws), proxies solicited by the Company may confer discretionary authority to vote on the proposal. Based on the foregoing, the date after which notice of such a proposal submitted outside the processes of Rule 14a-8 will be considered untimely with respect to the Company's annual meeting of Stockholders is March 12, 2000.

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

There are no Exhibits filed with this current report on Form 10-Q.

On June 29, 1999, the Company filed a report on Form 8-K, pursuant to Items 1, 2 and 7 of such Form, regarding its acquisition of Cyber-Tech, Inc.

                                   SIGNATURES

                                        Mediconsult.com, Inc.


Date: August 16, 1999       Signature: /s/ Robert A. Jennings
                                       Robert A. Jennings
                                       Chairman of the Board and Chief Executive
                                       Officer


Date: August 16, 1999       Signature: /s/ E. Michael Ingram
                                       E. Michael Ingram
                                       Chief Financial Officer