Form 10-Q
period 1999-09-30
MEDICONSULT COM INC
filed 1999-11-18
CIK 1016134

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                    1330 Avenue of the Americas, 17th Floor
                               New York, NY 10019
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

        Registrant's Telephone No., including area code: (212) 841-7300


          ------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

As of October 12, 1999, there were approximately 28,974,603 shares of the Registrant's Common Stock outstanding.


================================================================================

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                   PAGE

Item 1.  Financial statements

         Unaudited Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                           3

         Unaudited Consolidated Statement of Operations - Three and Nine Months Ended
          September 30, 1999 and 1998                                                                               4

         Unaudited Consolidated Statement of Cash Flows - Nine Months Ended September 30, 1999 and 1998             5

         Notes to Unaudited Consolidated Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                      8

PART II. OTHER INFORMATION                                                                                         19

Item 1.  Pending Legal Proceedings                                                                                 19

Item 2.  Changes in Securities                                                                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                                                       19

Item 6.  Exhibits and Reports Filed on Form 8-K                                                                    19

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



Mediaconsult.com, Inc.
Unaudited Consolidated Balance Sheets - September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

                                                                          September 30    December 31
                                                                              1999            1998
                                                                         --------------  -------------
           ASSETS

Current assets
    Cash and term deposits                                               $  33,947,811   $    135,053
    Accounts receivable                                                        545,560        135,790
    Work in progress                                                         2,241,850              -
    Prepaid expenses and other                                                 905,720              -

                                                                         --------------  -------------
    Total                                                                   37,640,941        270,843
                                                                         --------------  -------------
Non-current assets
    Tangible fixed assets and software                                       1,185,947         52,790
    Advance to Physicians' Online, Inc.                                     10,096,438              -
    Goodwill                                                                13,873,866        818,750
                                                                         --------------  -------------
    Total                                                                   25,156,251        871,540
                                                                         --------------  -------------
Total assets                                                             $  62,797,192   $  1,142,383
                                                                         ==============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                 1,956,973        243,413
    Advances from Stockholder                                                        -        513,589
    Unearned revenue                                                                 -        107,000
                                                                         --------------  -------------
    Total liabilities                                                        1,956,973        864,002
                                                                         --------------  -------------

Stockholders' equity
    Preferred stock

        Senior preferred stock 1,000,000 authorized, nil shares
        outstanding at September 30, 1999 and December 31, 1998                      -              -
        respectively.

        Junior preferred stock 1,000,000 authorized, nil and 430,000 shares outstanding at September 30, 1999 and December
        31, 1998, respectively.                                                      -      4,300,000

    Common stock, $.001 par value, 50,000,000 shares
    authorized, 28,721,163 and 18,519,950 shares
    issued and outstanding at September 30, 1999
    and December 31, 1998 respectively                                          28,721         18,520

    Additional paid in capital                                              90,020,570      5,242,981
    Deferred compensation                                                   (8,982,081)      (884,109)
    Accumulated deficit                                                    (20,226,991)    (8,399,011)
                                                                         --------------  -------------
    Total stockholders' equity                                              60,840,219        278,381
                                                                         --------------  -------------
Total liablities and stockholders' equity                                $  62,797,192   $  1,142,383
                                                                         ==============  =============

                            See accompanying notes.

Mediconsult.com, Inc.
Unaudited Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------------------------------------------------

                                                               Three Months Ended                 Nine Months Ended
                                                          ------------------------------    ------------------------------
                                                          September 30,    September 30,    September 30,    September 30,
                                                              1999             1998             1999             1998
                                                          ------------     ------------     ------------     ------------

Revenues                                                  $  1,984,256     $    238,203     $  3,887,832     $    658,972
                                                          ------------     ------------     ------------     ------------

Operating Expenses
   Product and content development                           2,368,609          400,693        4,641,565          911,085
   Marketing, sales and client services                      2,764,441          234,153        4,338,948          914,289
   General and administrative                                1,225,084          183,969        2,546,874          491,957
   Depreciation and amortization                               885,339           44,504        1,392,204          209,920
   Fair value of options granted to employees                1,120,057           26,097        1,695,425           95,406
   Fair value of warrants granted to third parties                   -                -        2,269,104                -
                                                          ------------     ------------     ------------     ------------
   Total                                                     8,363,530          889,416       16,884,120        2,622,657
                                                          ------------     ------------     ------------     ------------
Loss from operations                                        (6,379,274)        (651,213)     (12,996,288)      (1,963,685)
Interest income                                                592,272                -        1,168,308                -
                                                          ------------     ------------     ------------     ------------
Net loss                                                  $ (5,787,002)    $   (651,213)    $(11,827,980)    $ (1,963,685)
                                                          ------------     ------------     ------------     ------------

Net loss per share - basic and fully diluted              $      (0.20)    $      (0.04)    $      (0.48)    $      (0.11)
Weighted average number of shares                           28,559,488       18,097,400       24,882,258       17,763,525

                            See accompanying notes.

Mediaconsult.com, Inc.
Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                             ------------------------------
                                                                              September 30,   September 30,
                                                                                  1999            1998
                                                                             --------------  --------------

Cash flows from operating activities
Net loss                                                                     $ (11,827,980)  $ (1,963,685)
Adjustment to reconcile net loss to net cash used in operating activities
    Depreciation of tangible fixed assets and software                             389,586        209,920
    Amortization of goodwill                                                     1,002,618              -
    Fair value of options and warrants granted                                   3,964,529              -
    Changes in assets and liabilities
        Accounts receivable                                                       (278,000)      (242,312)
        Work in progress                                                        (2,241,850)             -
        Other current assets                                                      (905,720)             -
        Accounts payable and accrued liabilities                                 1,557,341         67,306
        Unearned revenue                                                          (107,000)             -
                                                                             --------------  -------------
Net cash used in operating activities                                           (8,446,476)    (1,928,771)
                                                                             --------------  -------------

Cash flows from investing activities
    Fixed assets purchases                                                      (1,511,414)       (30,225)
    Acquisition of subsidiaries                                                 (7,619,614)             -
    Advance to Physicians' Online, Inc.                                        (10,096,438)             -
                                                                             --------------  -------------
Net cash used in investing activities                                          (19,227,466)       (30,225)
                                                                             --------------  -------------

Cash flows from financing activities
    Advances from stockholder                                                     (513,589)      (130,499)
    Issuance of senior preferred stock                                                   -              -
    Issuance (redemption) of junior preferred stock                             (4,300,000)     1,800,000
    Issuance of common stock                                                    66,300,289            600
                                                                             --------------  -------------
Net cash provided by financing activities                                       61,486,700      1,670,101
                                                                             --------------  -------------

(Decrease) increase in cash                                                     33,812,758       (288,895)

Cash - beginning of period                                                         135,053        400,949
                                                                             --------------  -------------

Cash - end of period                                                         $  33,947,811   $    112,054
                                                                             ==============  =============

                            See accompanying notes.

                             MEDICONSULT.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCING STATEMENTS
                                  (Unaudited)

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

1. ORGANIZATION

Mediconsult.com, Inc. (the "Company" or "Mediconsult") was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, we purchased Mediconsult.com Limited, a Bermuda corporation ("MCL"), through a merger in which MCL became a wholly-owned subsidiary, resulting in 90% of the outstanding stock of Mediconsult being held by the former stockholders of MCL, The Mediconsult Trust, controlled by Mr. Robert Jennings, and Michel Bazinet. In December 1996, we consummated a reincorporation merger pursuant to which Mediconsult became a Delaware corporation. We conduct business primarily through MCL and two other operating subsidiaries, Mediconsult.com (US), Ltd. and 3542491 Canada Inc. d/b/a Mediconsult.com Canada.

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

2. BASIS OF PRESENTATION

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 1999 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our S-1 registration statement as filed with the Securities and Exchange Commission.

3. WORK IN PROGRESS

Work in progress represents the value of development work completed but not billed at September 30, 1999.

4. ACQUISITIONS

On September 7, 1999, we entered into an agreement to purchase 100% of the shares of privately held Physicians' Online, Inc. in exchange for the issuance of 20 million shares of common stock of Mediconsult. The total transaction value at the time of announcement was $180 million, including the assumption of debt. It is expected that the transaction will be accounted for as a pooling of interests and that it will close before December 31, 1999. The transaction is subject to customary closing conditions. The stockholders of Physicians' Online, Inc. and Mediconsult hold the votes required to approve the merger and have agreed to vote in favor of the transaction. In the period ended September 30, 1999, we advanced $10.1 million to Physicians' Online, Inc. This advance bears interest at rates of between 12% and 14%.

Also, effective September 7, 1999, we entered into an agreement to acquire a 35% interest in Pharma Marketing, LLC. a newly formed marketing company which will conduct sales and marketing activities on behalf of the Company. Consideration comprised cash of $2.9 million of which $1.65 was reinvested in Mediconsult in exchange for the issuance of 200,000 shares. The intangible value arising from this transaction, which comprises goodwill and acquisition costs, will be amortized over a 53 month period ending December 2003.

5. STOCK OPTIONS

We have a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:

                                                                1999
                                               -------------------------------------
                                                       #             Weighted Avg.
                                                    Shares           Exercise Price
                                               --------------     ------------------

Outstanding - December 31, 1998                     2,716,000                   0.37
Granted during the period                           1,044,800                  10.13
Exercised during the period                          (201,900)                  1.53
Cancelled during the period                           (49,400)                  3.14
                                               --------------     ------------------
Outstanding - September 30, 1999                    3,509,500                   3.15
                                               --------------     ------------------
Exercisable - September 30, 1999                    2,527,000                   0.37
                                               --------------     ------------------

During the three months ended September 30, 1999 and 1998 the fair values of the options granted to employees were $1,120,057 and $26,097, respectively.

On August 1, 1998, we granted 400,000 warrants to Arnhold and S. Bleichroeder, Inc., which were issuable upon meeting certain criteria related to investment advisory fees and exercisable at $1.22 per share. These warrants expire on July 28, 2003 and have cash-less exercise provisions and anti-dilution provisions comparable to the senior preferred stock warrants. These warrants vested or vest in tranches as follows: 200,000 shares upon filing a registration statement on form S-1; 100,000 shares on March 15, 2000; and 100,000 shares on September 15, 2000. The warrants vesting in 2000 are subject to continued performance of financial advisory services by a particular individual on behalf of Arnhold and
S. Bleichroeder. As of September 30, 1999, the criteria required for exercise of the warrants vesting in 2000 had not been met.

On February 26, 1999, we granted to Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors, warrants exercisable for five years to purchase 224,000 shares of Mediconsult's senior preferred stock. The warrants are exercisable at $6.32 per share.

6. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 1999, we repaid net advances from shareholders of $314,989 and an employee repaid an advance of $32,550 made in June 1999 to fund the purchase of shares under our stock option plan.

During the three months ended September 30, 1999, we paid or accrued sales and marketing expenses of $425,697 in respect of Pharma Marketing, LLC. (see Note 4 above), and advanced $10,096,438 to Physicians' Online, Inc.

7. SUBSEQUENT EVENTS

On October 27 , 1999 we completed the acquisition of Mood Sciences Inc., a forward-looking company that specializes in mental health disease management innovations in exchange for 200,000 shares of Mediconsult Common Stock. The 200,000 shares is subject to increase by 15,000 shares based upon the closing price of our Common Stock for the 20 trading days ending February 1, 2000. The goodwill arising from this transaction will be amortized over a five-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

OVERVIEW

Mediconsult is a leading provider of patient-oriented healthcare information and services on the World Wide Web. Our Web sites provide a trusted source of comprehensive and easy to understand medical information and are designed to empower consumers through increased education related to medical conditions and treatment alternatives. The Web sites also provide a destination on the Internet where visitors can interact with others in a community environment. We facilitate this environment through a well-organized, easy to navigate format and an array of complementary services, including moderated on-line support groups and discussion forums. By fostering communities centered around over 60 prevalent chronic medical conditions and health issues, we believe that Mediconsult creates significant opportunities for pharmaceutical and other healthcare companies to reach a highly targeted consumer audience using Internet-based marketing and advertising programs.

BACKGROUND

For the period from the inception of our operations in April 1996 through January 1997, our operating activities related primarily to the initial development of the mediconsult.com Web site and operating infrastructure, and also the recruitment of employees. Since the launch of mediconsult.com in 1996, we have focused on developing and organizing content in an easy to navigate format, and improving the functionality of mediconsult.com. We have added new sites through subsequent acquisitions including cyberdiet.com and heartinfo.com, and new Internet-based healthcare tools through the acquisition of Mood Sciences. We continue to refine our strategy of creating targeted on-line marketing and advertising programs for large pharmaceutical and other healthcare organizations. We continue to develop and implement these types of programs for our clients. We structure our programs to provide advertisers with a measurable return on their investment by tracking the level of interest and interactive responses of visitors. Our programs utilize a broad range of on-line strategies and resources to deliver a message consistent with the advertisers' global marketing strategy.

In the third quarter we expanded our focus on long term strategic relationships with major pharmaceutical manufacturers to include other Internet-based initiatives in addition to marketing programs. The initial relationship in this new strategic direction was entered into with Bristol-Myers Squibb Company in which we are working with Bristol-Myers to develop innovative new approaches to electronic medical education.

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

We also provide advertising services involving the sale of advertising space on Web sites we own, manage or sponsor. These services can be provided separately or as part of a more comprehensive suite of client services. Advertising services include banner advertisements, polls, surveys, registration programs, coupons and other interactive forms of advertising. Revenue from advertising sales is recognized ratably over the period in which the advertisement is displayed, if no significant obligations remain. In certain cases, advertising revenue from the sale of advertising space is related to the delivery of impressions or click-throughs from pages viewed by visitors to our Web sites. In these cases, we may guarantee a minimum number of impressions or click-throughs by visitors over a specific period of time. To the extent that revenue is related to the number of impressions or click-throughs, we defer recognition of this revenue until the required impressions or click-throughs are achieved. Payments received from advertisers prior to displaying their advertisements are recorded as deferred revenue. Mediconsult does not recognize revenue from barter transactions with respect to its advertising services. We recently announced that effective October 1, 1999 we will no longer sell banner advertising on our consumer Web sites. As a result, this source of revenue may decline in future periods even though we will continue to sell such advertising on our professional sites such as Physicians' Online.

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

We have also generated revenue from developing programs for a number of branded pharmaceutical products for Novartis Pharma, the worldwide pharmaceutical division of Novartis. We are developing the Web sites for these programs and receiving payment as services are performed. We are developing a custom version of an electronic medical education product for Bristol-Myers Squibb. In 1998, revenue from Novartis and Bristol Myers Squibb represented $0.7 million or 65% of the Company's total revenue. In the nine months ended September 30, 1999, revenue from Novartis and Bristol Myers Squibb represented $3.4 million or 86% of the Company's total revenue. We have also completed assessment programs for Glaxo Wellcome and Astra Merck. The loss of Novartis or Bristol Myers Squibb as a customer or any changes to the existing relationships that are less favorable to us, or any significant reduction in traffic on or through the Web sites that we manage, will materially and adversely affect our business, financial condition and results of operations.

To date, our revenue has been generated primarily by our own internal sales organization, Pharma Marketing, LLC. and, to a lesser extent, by third party advertising representatives. As of September 30, 1999, we had an internal marketing, sales and program design organization of 50 professionals, compared to 28 at June 30, 1999. We believe that we need to further increase the size of our internal marketing and sales organization in order for us to execute successfully our growth strategy and, accordingly, we intend to hire additional marketing and sales professionals in 1999.

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

VISITOR TRAFFIC

To improve the depth and breadth of our medical content and to increase visitor traffic, we recently completed strategic initiatives to purchase, manage or sponsor the following Web sites:

    . Heartinfo.org, a leading Web site that provides high quality content and tools focused on heart disease and related areas that have attracted a large and growing number of visitors to the www.heartinfo.com Web site. We acquired Cyber-Tech, Inc., which operates Heartinfo.org for consideration of $3.32 million and 267,000 shares of common stock. The fair value of these shares of common stock was $3.75 million. Cyber-Tech, Inc. had net tangible assets of $19,000 at the acquisition date. The intangible component of consideration, $7.1 million, was capitalized and will be amortized over five years.

    . PharmInfo.com, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers. We acquired PharmInfo.com in December 1998, in exchange for 100,000 shares of our common stock. The fair value of these shares of common stock was $0.8 million, which was capitalized and will be amortized over three years.

    . Cyberdiet.com, a Web site providing tailored nutritional information and programs. In May 1999, we completed the acquisition of CyberDiet Inc., in exchange for 400,000 shares of Mediconsult common stock. The fair value of these shares of common stock was $3.2 million and CyberDiet Inc. had a net tangible deficiency at the acquisition date of $63,000. The resulting intangible value of $3.3 was capitalized and will be amortized over five years.

    . INCIID.org, a Web site providing information on infertility. In February 1999, we entered into an exclusive sponsorship agreement with the InterNational Counsel of Infertility Information Dissemination, a not-for-profit organization, relating to INCIID.org and granting us the sole right to place advertisements on the Web site, to link traffic, and to manage the content on the Web site. In connection with this agreement, we have committed to pay INCIID $0.5 million per year beginning in 1999, for three years in equal quarterly instalments, in cash or common stock as we determine with respect to each quarter. We have paid $375,000 in cash to September 30, 1999.

We believe that Mediconsult's Web sites together represent one of the most highly trafficked consumer healthcare information sites on the Internet. During the second quarter, our Web sites attracted 6.2 million visitors who viewed 35.4 million pages. On average, viewers spent 15 minutes per session on Mediconsult.com's Web sites.

PENDING ACQUISITION

On September 7, 1999, we entered into an agreement to purchase 100% of the shares of privately held Physicians' Online, Inc. in exchange for the issuance of 20 million shares of common stock of Mediconsult. The total transaction value at the time of announcement was $180 million, including the assumption of debt. It is expected that the transaction will be accounted for as a pooling of interests and that it will close before December 31, 1999. The transaction is subject to customary closing conditions. The stockholders of Physicians' Online, Inc. and Mediconsult hold the votes required to approve the merger and have agreed to vote in favor of the transaction. In the period ended September 30, 1999, we advanced $10.1 million to Physicians' Online, Inc. This advance bears interest at rates of between 12% and 14%.

STOCK OPTIONS AND WARRANTS

Stock options granted to consultants and employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the nine month periods ended September 30, 1999 and 1998, as well as deferred compensation expense for the value of options granted that were not vested as of such dates. We recorded expense of $1.12 million and $0.03 million regarding the fair value of stock options granted for the three months ended September 30, 1999 and 1998 respectively. In the nine months ended September 30, 1999, we recorded an expense of $1.70 million, compared to $0.10 million for the corresponding period in the prior year. We currently expect to amortize $2.65 million in 1999 and $2.55 million in 2000 as deferred compensation expense in respect of options outstanding at September 30, 1999.

Pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Delivery of the warrants on April 6, 1999 resulted in the recognition of an expense in the statement of operations equal to the fair value of the warrants, which was estimated at $1.10 million. In addition, we have recognized deferred expense of $1.10 million, representing the value of warrants that had not vested as of September 30, 1999.

On February 26, 1999, the Company granted to Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors, warrants exercisable for five years to purchase 224,000 shares of the Company's senior preferred stock. The warrants are exercisable at $6.32 per share. We have recognized an expense in the statement of operations equal to the fair value of the warrants which was estimated at $1.18 million.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation of on-line marketing and advertising programs, including Web site development and implementation, advertising services, licensing our content and Web site support. Revenue was $1.98 million for the quarter ended September 30, 1999 compared to $0.24 million for the quarter ended September 30, 1998. Revenue was $3.89 million for the nine months ended September 30, 1999 and $0.66 million for the nine months ended September 30, 1998. The period-to-period growth in revenue was primarily attributable to an increase in (i) the number of visits to our Web sites, (ii) the number of clients, (iii) the number of marketing and advertising programs developed and implemented for those clients, and (iv) the acquisition of the Pharminfo.com, CyberDiet.com and HeartInfo.org web sites.

PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses we incur to develop, enhance, manage, monitor and operate our Web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on the Mediconsult.com Web sites. For the quarter ended September 30, 1999, these costs were $2.37 million and for the quarter ended September 30, 1998, these costs were $0.40 million. These costs related primarily to the development of healthcare content and interactive services. Product and content development was $4.64 million for the nine months ended September 30, 1999 and $0.91 million for the nine months ended September 30, 1998. The increase in 1999 expenses compared to 1998 reflects increased staffing required to meet the expanding volume of business that the Company has secured.

MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include salaries and fees paid to employees and consultants, and programming costs. For the quarter ended September 30, 1999, these costs were $2.76 million, consisting primarily of costs associated with the development and implementation of specific client marketing programs and of new prototype marketing and advertising programs. For the quarter ended September 30, 1998, marketing, sales and client services costs were $0.23 million. Marketing, sales and client services expense was $4.34 million for the nine months ended September 30, 1999 and $0.91 million for the nine months ended September 30, 1998. The increase in marketing, sales and client services reflects an expansion of the Company's sales and marketing activities including additional staff and new promotion and advertising campaigns.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the quarter ended September 30, 1999, general and administrative expenses were $1.23 million and for the quarter ended September 30, 1998 these costs were $0.18 million. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of our operations. General and administrative expense was $2.55 million for the nine months ended September 30, 1999 and $0.49 million for the nine months ended September 30, 1998. General and administrative expenses increased as the Company's operations grew. The increase in expense also reflects the additional professional and reporting costs now that the Company is listed on NASDAQ.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of tangible assets and software was $0.22 million and amortization of intangible assets was $0.67 million, for the quarter ended September 30, 1999, compared to $0.04 million and $nil respectively for the corresponding period in 1998. Depreciation of tangible assets and software was $0.39 million and amortization of intangible assets was $1.00 million for the nine months ended September 30, 1999, compared to $0.21 million and $nil for the nine months ended September 30, 1998.

The increase in depreciation expense reflects the increased investment in capital assets as now we have expanded our office facilities and have installed Web and network servers. The increase in amortization expense is due to the acquisition of Pharminfo.Net in December 1998, the acquisition of Cyberdiet, Cyber-Tech in May 1999 and June 1999 respectively and the acquisition of an interest in Pharma Marketing, LLC in September 1999. Intangible value associated with these transactions, represented by the excess of purchase price over net tangible assets, is being amortized over three to five years.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We recorded compensation expense in connection with the vesting of employee stock options of $1.12 million during the quarter ended September 30, 1999, and $0.03 million during the quarter ended September 30, 1998. Compensation expense for the fair value of employee options was $1.70 million for the nine months ended September 30, 1999 and $0.10 million for corresponding period in the prior year. Compensation expense represents the amortization of deferred compensation, which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options. We have recorded deferred compensation for the value of options granted that are not yet vested of $8.98 million as of September 30, 1999.

FAIR VALUE OF OPTIONS GRANTED TO OTHERS. We recorded expense in connection with the vesting of warrants to Arnhold & S. Bleichroeder Inc. and Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors as described above. Compensation expense was $2.27 million for the nine months ended September 30, 1999. There was no corresponding expense in 1998.

INTEREST INCOME. During the quarter ended September 30, 1999, the company earned interest income of $0.59 million as compared to $nil in the quarter ended September 30, 1998. Interest income in the nine months ended September 30, 1999 was $1.17 million compared to $nil in the corresponding period in the prior year. The increase in interest income over the prior year reflects increased cash on hand as a result of the net proceeds from the offering that was completed in April of this year.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. In April 1999, we received net proceeds of $58.1 million from a public offering of equity securities. Issue costs associated with this offering, which have been offset against the net proceeds of the offering, were $1.1 million. As of September 30, 1999, we had $33.9 million in cash and cash equivalents.

We have incurred substantial costs to design, develop and implement Internet-based marketing and advertising programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 1999, we had an accumulated deficit of $20.2 million. These losses have been partially funded through private and public placements of equity securities.

To date, we have experienced negative cash flows from operating activities. For the nine months ended September 30, 1999 and September 30, 1998, net cash used in operating activities was $8.4 million and $1.8 million, respectively. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to growth of marketing and advertising program revenue; and (3) increases in accounts payable and accrued expenses, which partially offset the increases.

For the nine months ended September 30, 1999, the increase in net cash used in operating activities was primarily attributable to our net operating loss of $11.8 million. The net loss for the quarter was partially offset by certain non-cash items of $5.4 million in the aggregate, comprised of deferred compensation expense of $4.0 million related to stock options granted to employees and warrants, and depreciation and amortization of $1.4 million.

For the nine months ended September 30, 1999, net cash used in investing activities was $19.2 million compared to $0.3 million in the corresponding period in 1998. In the first nine months of 1999, $1.5 million was used to acquire capital assets, primarily the acquisition of computer equipment and software, $7.6 million was used to acquire the issued capital stock of Cyberdiet, Inc. and Cyber-Tech, Inc. and to make an equity investment in Pharma Marketing, LLC and $10.1 million was advanced to Physicians' Online, Inc.

For the nine months ended September 30, 1999, net cash provided by financing activities was $61.5 million. Net cash proceeds from financing activities for the first nine months of the year were primarily attributable to the April public offering of equity securities.

As of September 30, 1999, we had no material capital commitments outstanding, although we expect to undertake further capital spending as we establish offices and other facilities in the United States and Canada.

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

In connection with our sponsorship and management of INCIID.org, we have committed to pay INCIID.org $0.5 million per year for three years, beginning in 1999. The payments are made in equal quarterly instalments, in cash or common stock as we determine with respect to each quarter. In the nine months ended September 30, 1999 we had advanced $0.38 million to INCIID.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $5.8 million for the quarter ended September 30, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future, and at least through the year 2000, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently anticipate that available cash resources combined with the net proceeds from the April equity offering and revenue from client contracts will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2000. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although a significant portion of our revenue is derived from activities conducted outside the United States, fees paid to us have been and are expected to continue to be paid in U.S. dollars. However, a substantial portion of our payroll is paid and it is expected that rent under leases of office facilities outside the United States will be paid, in currencies other than U.S. dollars. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the U.S. dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

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

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of our offices and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the year

2000 problem. We have completed the assessment of the potential effect of, and costs of remediating, any year 2000 problem related to this equipment and estimate that our total cost of completing any required modifications, upgrades or replacements of these internal systems will not be material.

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

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business, financial condition or operating results. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the year 2000 problem will occur or the severity, duration or financial consequences of such failures. As a result, we could possibly suffer the following consequences:

    . a significant number of operational inconveniences and inefficiencies for us, our service and content providers and our visitors that may divert our time and attention and financial and human resources from our ordinary business activities; and

    . a lesser number of serious system failures that may require significant efforts by us, our service and content providers or our visitors to prevent or alleviate material business disruptions.

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

CONTINGENCY PLANS. As discussed above, we are engaged in an ongoing year 2000 assessment. We have not yet developed any contingency plans. The results of our year 2000 simulation testing and the responses received from third party vendors and service providers will be taken into account in determining the nature and extent of any needed contingency plans. To date, the costs of this ongoing assessment have not been material.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. For those statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: (a) those set forth in our Form 10-KSB/A for the period ended December 31, 1998, incorporated herein by reference, and elsewhere herein; and (b) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-
Q. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.  PENDING LEGAL PROCEEDINGS

There are no pending legal proceedings in which we are a party, and we are not aware of any threatened legal proceedings involving it.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

There are no Exhibits filed with this current report on Form 10-Q.

On September 3, 1999, the Company amended its report on Form 8-K, pursuant to Items 2 and 7, filed June 29, 1999 regarding its acquisition of Cyber-Tech, Inc.

On September 10, 1999, the Company filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding its acquisition of Physicians' Online, Inc.


                                   SIGNATURES

                                        Mediconsult.com, Inc.


Date:  November 15, 1999  Signature:  /s/Robert A. Jennings
                                      Robert A. Jennings
                                      Chairman of the Board and Chief
                                       Executive Officer

Date:  November 15, 1999  Signature:  /s/E. Michael Ingram
                                      E. Michael Ingram
                                      Chief Financial Officer