Form 10-Q/A
period 1999-03-31
MEDICONSULT COM INC
filed 2000-04-10
CIK 1016134

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A-1

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended March 31, 1999

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                       Commission file number: 000-29282

                             MEDICONSULT.COM, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                             84-341886
           --------                                            ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 13, 1999, there were approximately 28,145,031 shares of the Registrant's Common Stock outstanding.

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


PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE: Pursuant to this form 10-Q/A, Mediconsult.com, Inc. amends "Item 1. FINANCIAL STATEMENTS", and ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of part I of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended March 31, 1999 have been revised from amounts previously reported to report lower revenues, lower expenses associated with those revenues as well as the accounting treatment for options in the first quarter of 1999. The Company also recorded a preferred stock dividend.

Mediconsult.com,


Consolidated Balance Sheets - March 31, 1999 and December 31, 1998 (unaudited)
================================================================================


                                                             March 31,      December 31,
                                                               1999            1998
                                                            ------------    -----------
              ASSETS                                        (As revised
                                                             see Note 8)

Current assets
 Cash and cash equivalents                                  $  1,412,654    $   135,053
 Accounts receivable                                             140,959        135,790
 Un-billed revenue                                               207,310             --
 Prepaid expenses and other current assets                       118,669             --
 Deferred issue costs                                            333,584             --
                                                            ------------    -----------
 Total current assets                                          2,213,176        270,843

 Fixed assets, net                                               281,347         52,790
 Intangible assets, net                                          750,521        818,750
                                                            ------------    -----------
Total assets                                                $  3,245,044    $ l,142,383
                                                            ============   ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                      $    889,473    $   243,413
 Advances from Shareholder                                       828,589        513,589
 Deferred revenue                                                     --        107,000
                                                            ------------    -----------
 Total current liabilities                                     1,718,062        864,002
                                                            ------------    -----------
Commitments and contingencies                                         --             --

Mandatorily redeemable
  Senior preferred stock, $0.001 par value, 1,000,000
  authorized, 506,329 and nil shares outstanding at March
  31, 1999 and December 31, 1998, respectively                 3,160,000             --
                                                            ------------    -----------

Stockholders' equity
  Junior preferred stock, 1,000,000 shares designated,
  430,000 shares issued and outstanding at March 31,
  1999 and December 31, 1998, respectively                     4,386,000      4,300,000

  Common stock, $0.001 par value, 50,000,000 shares
  authorized, 18,537,950 and 18,519,950 shares issued
  and outstanding at March 31, 1999 and December 31,
  1998, respectively                                              18,538         18,520

 Additional paid-in capital                                    5,665,525      5,242,981
 Deferred compensation                                        (1,221,403)      (884,109)
 Accumulated deficit                                         (10,481,678)    (8,399,011)
                                                            ------------    -----------
 Total stockholders' equity (deficit)                         (1,633,018)       278,381
                                                            ------------    -----------
Total liabilities and stockholders' equity                  $  3,245,044    $ 1,142,383
                                                            ============    ===========

                            See accompanying notes

Mediconsult.com, Inc.

Consolidated Statement of Operations for the 3 Months Ended March 31, 1999 and 1998 (unaudited)
================================================================================

                                                       3 Months Ended March 31
                                                     ---------------------------
                                                         1999           1998
                                                     -------------  ------------
                                                     (As revised
                                                      see Note 8)
Revenues                                              $   487,304   $   206,192
                                                      -----------   -----------
Operating expenses:
       Product and content development                    904,530       249,918
       Marketing, sales and client services               737,605       188,781
       General and administrative                         656,351       171,359
       Depreciation and Amortization                      119,117        38,950
       Fair value of options granted to employees         152,368        39,307
                                                      -----------   -----------
       Total operating expenses                         2,569,971       688,315
                                                      -----------   -----------
Loss from operations                                   (2,082,667)     (482,123)
Interest income (expense), net                                 --            --

Net loss                                               (2,082,667)     (482,123)
Dividends on preferred stock                              945,505            --
                                                      -----------   -----------
Net loss attributable to common shareholders          $(3,028,172)  $  (482,123)
                                                      ===========   ===========

Per common share data
Basic and diluted net loss per share                  $     (0.16)  $     (0.03)
                                                      ===========   ===========
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share                           18,531,750    17,291,400
                                                      ===========   ===========

                            See accompanying notes

Mediconsult.com, Inc.

Consolidated Statement of Cash Flows for the 3 Months Ended March 31, 1999 and 1998 (unaudited)
--------------------------------------------------------------------------------

                                                                               3 Months Ended March 31
                                                                              --------------------------
                                                                                 1999           1998
                                                                              -----------    -----------
                                                                              (As revised
                                                                              see Note 8)
Cash flows from operating activities
Net loss                                                                      $(2,082,667)   $(482,123)
Adjustment to reconcile net loss to net cash used in operating activities
    Depreciation of fixed assets                                                   50,948       38,950
    Amortization of intangible assets                                              68,229           --
    Fair value of options granted                                                 152,368           --
    Changes in assets and liabilities
        Accounts receivable                                                        (5,169)    (116,498)
        Un-billed revenue                                                        (207,310)          --
        Prepaid expenses and other current assets                                (118,669)          --
        Accounts payable and accrued expenses                                      531,705       57,809
        Deferred revenue                                                         (107,000)          --
                                                                              -----------    ---------
    Net cash used in operating activities                                      (1,717,565)    (501,862)
                                                                              -----------    ---------
Cash flows from investing activities
    Fixed assets purchases                                                       (279,505)     (30,225)
                                                                              -----------    ---------
Net cash used in investing activities                                            (279,505)     (30,225)
                                                                              -----------    ---------
Cash flows from financing activities
    Proceeds from advances from stockholder                                       315,000      (50,499)
    Proceeds from issuance of senior preferred stock                            3,160,000           --
    Proceeds from issuance of preferred stock                                          --      400,000
    Proceeds from exercise of stock options                                        18,900          600
    Deferred issue costs                                                         (219,229)          --
                                                                              -----------    ---------
Net cash provided by financing activities                                       3,274,671      350,101
                                                                              -----------    ---------
Increase (decrease) in cash                                                     1,277,601     (181,986)
Cash - beginning of period                                                        135,053      400,949
                                                                              -----------    ---------
Cash - end of period                                                          $ 1,412,654    $ 218,963
                                                                              ===========    =========


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

3. UN-BILLED REVENUE

Un-billed revenue represents the value of development work completed but not billed at March 31, 1999.

4. STOCK OPTIONS

The Company has a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:


                                                     1999
                                       ------------------------------------
                                          No.                 Weighted Avg.
                                         Shares              Exercise Price
                                       ----------            --------------
Outstanding - December 31, 1998         2,716,000                      0.37
Granted during the period                  84,000                      7.68
Exercised during the period               (18,000)                     1.05
Cancelled during the period                    --                        --
                                        ---------                    ------
Outstanding - March 31, 1999            2,782,000                      0.57
                                        ---------                    ------
Exercisable - March 31, 1999            2,391,600                      0.16
                                        ---------                    ------

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

5. WARRANTS

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

On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of newly designated voting senior preferred stock at $6.32 per share and warrants exercisable for five years to purchase 224,000 shares of the senior preferred stock at $6.32 per share to Nazem & Company IV. L.P. Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and certain other individual investors, for an aggregate of $3.2 million. The senior preferred stock contains a redemption provision whereby the holder has the option to receive $6.32 per share, plus declared and unpaid dividends, at any time after February 25, 2003. In addition, the Company has recognized a senior preferred stock dividend of approximately $859,000. Such amount represents the intrinsic value of the beneficial conversion to the holders.

6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 1999, the Company received net advances from shareholders of $315,000.

7. SUBSEQUENT EVENTS

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

The 430,000 junior preferred shares and accumulated pay-in-kind dividends thereon were converted to 3,732,752 shares of common stock as part of the public offering described above. Prior to conversion, the junior preferred stock accrued a dividend of $86,000.

8.  REVISION

Prior to the issuance of the Company's financial statement for the year ended December 31, 1999 management determined that the following items were inaccurately recorded in the first quarter of 1999:

                                                           Effect on Net Loss
                                                             Attributable to
                                                           Common Stockholders
                                                           (Increase)/Decrease
                                                           ---------------------
Reduction of Revenue                                               $  (213,056)
Reflect the beneficial conversion on preferred stock                  (945,505)
Fair value of options granted to employees                              38,882
Other net decrease in operating expenses                                15,966
                                                         ---------------------

  Total effect                                                     $(1,103,713)
                                                         =====================

Other adjustments included the reclassification of senior preferred stock to the mezzanine section of the balance sheet and the increase of deferred compensation related to stock options granted but not yet vested by $125,250.

A summary of the effects of the revision on the balance sheets and statements of operation is as follows:


                                                   For the Quarter Ended
                                                       March 31, 1999
                                            ------------------------------------
                                               As Previously
                                                 Reported             Revision
                                              --------------      --------------
Un-billed revenue                                    420,366             207,310
Prepaid expenses and other current assets           102,703             118,669
Total current assets                              2,410,266           2,213,176
Total assets                                      3,442,134           3,245,044
Senior preferred stock                            3,160,000           3,160,000
Junior preferred stock                            4,300,000           4,386,000
Additional paid-in capital                        5,915,657           5,665,525
Deferred compensation                            (1,346,653)         (1,221,403)
Accumulated deficit                             (10,323,470)        (10,481,678)
Total stockholders' equity (deficit)              1,724,072           1,526,982
Total liabilities and stockholders' equity        3,442,134           3,245,044

Revenues                                            700,360             487,304
Product and content development(1)                  752,192             904,530
General and administrative (1)                      943,772             656,351
Depreciation & Amortization (1)                          --             119,117
Fair value of options granted to employees          191,250             152,368
Total operating expenses                          2,624,819           2,569,971
Loss from operations                             (1,924,459)         (2,082,667)
Net loss                                         (1,924,459)         (2,082,667)
Preferred shares dividend                                --             945,505
Net loss attributed to common shareholders               --          (3,028,172)
Net loss per common share - basic                     (0.10)              (0.16)

(1) Certain items within operating expenses were reclassified to conform to management's subsequent reporting presentation.

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

STOCK OPTIONS AND WARRANTS

Stock options granted to employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the three month periods ended March 31, 1999 and 1998, as well as deferred compensation expense for the value of options granted that were not vested as of such dates.

On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of newly designated voting senior preferred stock and warrants exercisable for five years to purchase 224,000 shares of the senior preferred stock to Nazem & Company IV, L.P. Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and certain other individual investors, for an aggregate of $ 3.2 million. The purchase price and the conversion price of the senior preferred stock and exercise of the warrants $6.32 per share. The shares of the senior preferred stock are convertible at the option of the holder into an equal number of shares of common stock, subject to adjustment, and will be automatically converted into an equal number of shares of common stock upon closing of the Company's closing of the public offering. The senior preferred stock contains a redemption provision whereby the holder has the option to receive $6.32 per share, plus declared and unpaid dividends, at any time after February 25, 2003. In addition, the Company has recognized a senior preferred stock dividend of approximately $859,000. Such amount represents the intrinsic value of the beneficial conversion feature using the conversion terms that are most beneficial to the holders.

In addition, pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Delivery of the warrants will result in the recognition of an expense in the statement of operation equal to the fair value of the warrants on the date of delivery in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services".

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation, advertising services, licensing our content and Web site support. Revenue was $0.2 million for the quarter ended March 31, 1998 and $0.5 million for the quarter ended March 31, 1999. The period-to-period growth in revenue was primarily attributable to an increase in (i) the number of clients, and (ii) the number of marketing and advertising programs developed and implemented for those clients.

PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses we incur to develop, enhance, manage, monitor and operate our Web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on the Mediconsult.com Web sites. For the quarter ended March 31, 1998, these costs were $0.2 million and for the quarter ended March 31, 1999, these costs were $0.9 million. These costs related primarily to the development of healthcare content and interactive services.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the quarter ended March 31, 1998, general and administrative expenses were $0.2 million and for the quarter ended March 31, 1999 these costs were $0.7 million. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of our operations.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization was $0.04 million and $0.12 million for the quarter ended March 31, 1998 and March 31, 1999 respectively.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We have recorded compensation expense in connection with the vesting of employee stock options of $0.04 million during the quarter ended March 31, 1998, and $0.2 million during the quarter ended March 31, 1999. Compensation expense represents the amortization of deferred compensation which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options. We have recorded deferred compensation for the value of the options granted that are not yet vested of $0.9 million as of March 31, 1998 and $1.2 million as of March 31, 1999.

PREFERRED SHARES DIVIDEND. Preferred shares dividend were issued for senior preferred stockholders and junior preferred stockholders, these costs were $0.9 million and $nil for the quarter ended March 31, 1999 and March 31, 1998 respectively.

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

We have incurred substantial costs to design, develop and implement Internet-based marketing and advertising programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of March 31, 1999, we had an accumulated deficit of $10.5 million. These losses have been funded primarily through advances by our largest stockholder, an entity controlled by Robert A. Jennings, our Chairman and Chief Executive Officer. These advances aggregated $5.1 million as of March 31, 1999. Of this amount, $4.3 million was evidenced by junior preferred stock of Mediconsult,which was converted into common stock in April 1999 upon the consummation of the public offering. The balance was an interest free advance of $0.8 million repayable upon demand which was repaid from the proceeds of the private equity offering.

To date, we have experienced negative cash flows from operating activities. For the quarters ended March 31, 1998 and March 31, 1999, net cash used in operating activities was $0.5 million and $1.7 million, respectively, which was primarily attributable to our net losses during these periods. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to growth of marketing and advertising program revenue; and (3) increases in accounts payable and accrued expenses, which partially offset the increases. For the quarter ended March 31, 1999, the increase in net cash used in operating activities was primarily attributable to our net operating loss of $2.1 million. The net loss for the quarter was partially offset by certain non-cash items of $0.3 million in the aggregate. This amount was comprised of deferred compensation expense of $0.2 million related to stock options granted to consultants and employees and depreciation and amortization of $0.1 million.

For the quarter ended March 31, 1999, net cash used in investing activities was $0.3 million. All net cash used in investing activities related to capital expenditures, primarily the acquisition of software.

For the quarter ended March 31, 1999, net cash provided by financing activities was $3.3 million. Net cash proceeds from financing activities in the quarter were primarily attributable to the issuance of senior preferred stock and to a lesser extent from unsecured advances from our largest stockholder.

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

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $2.1 million for the quarter ended March 31, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future and at least through the year 2000 as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

None.

                                    SIGNATURES


                                                     Mediconsult.com, Inc.



Date:  March 30, 2000                 Signature:       /s/ E. Michael Ingram
                                                      E. Michael Ingram
                                                      Chief Financial Officer