Form 10-Q/A
period 1999-06-30
MEDICONSULT COM INC
filed 2000-04-10
CIK 1016134

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                FORM 10-Q /A-1

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

             1330 Avenue of the Americas, 17th Floor
                      New York, NY 10019
-------------------------------------------------------------------------------
       (Address of principal executive offices, including zip code)


      Registrant's Telephone No., including area code: (212) 841-7300
--------------------------------------------------------------------------------

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

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE: Pursuant to this form 10-Q/A, Mediconsult.com, Inc. amends "Item 1. FINANCIAL STATEMENTS", and ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of part I of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended June 30, 1999 have been revised from amounts previously reported to report lower revenues, increased operating expenses as well as increased costs in connection with the accounting for stock options in the second quarter. The Company also recorded a preferred stock dividend during the quarter ended March 31, 1999.

Mediconsult.com, Inc.
Unaudited Consolidated Balance Sheets - June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

                                                             June 30     December 31
                                                              1999           1998
                                                          -------------  ------------
                                                           (As revised
                                                           see Note 8)
   ASSETS
Current assets
 Cash and cash equivalents                                $ 51,107,042   $   135,053
 Accounts receivable                                           994,071       135,790
 Un-billed revenue                                             172,210            --
 Prepaid expenses and other current assets                     523,368            --
                                                          ------------   -----------
 Total current assets                                       52,796,691       270,843

 Fixed assets, net                                           1,028,882        52,790
 Intangible assets, net                                     10,838,598       818,750
                                                          ------------   -----------
Total assets                                              $ 64,664,171   $ 1,142,383
                                                          ------------   -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                    $  1,371,351   $   243,413
 Advances from Shareholder                                     314,989       513,589
 Deferred revenue                                                   --       107,000
                                                          ------------   -----------
 Total current liabilities                                   1,686,340       864,002
                                                          ------------   -----------
Commitments and Contingencies                                        -             -

Mandatorily redeemable
  Senior preferred stock, $0.001 par value, 1,000,000
  authorized, nil shares outstanding at June
  30, 1999 and December 31, 1998                                    --            --
                                                          ------------   -----------

Stockholders' equity
 Preferred stock
  Junior preferred stock, 1,000,000 shares designated,
  Nil and 430,000 shares issued and outstanding at
  June 30, 1999 and December 31, 1998, respectively                 --     4,300,000

 Common stock, $.001 par value, 50,000,000 shares
 authorized, 28,446,263 and 18,519,950 shares issued
 and outstanding at June 30, 1999 and December 31,
 1998, respectively                                             28,446        18,520

 Additional paid-in capital                                 80,800,559     5,242,981
 Deferred compensation                                      (3,445,684)     (884,109)
 Accumulated deficit                                       (14,405,490)   (8,399,011)
                                                          ------------   -----------
 Total stockholders' equity                                 62,977,831       278,381
                                                          ------------   -----------
Total liabilities and stockholders' equity                $ 64,664,171   $ 1,142,383
                                                          ------------   -----------

                     See accompanying notes.

Mediconsult.com, Inc.
Unaudited Consolidated Statement of Operations for the Three and Six Months Ended June 30, 1999
--------------------------------------------------------------------------------

                                                         Three Months Ended             Six Months Ended
                                                     ---------------------------  ----------------------------
                                                       June 30,       June 30,      June 30,       June 30,
                                                         1999           1998          1999           1998
                                                     -------------  ------------  -------------  -------------
                                                      (As revised                  (As revised
                                                      see Note 8)                  see Note 8)
Revenues                                              $   812,116   $   214,577    $ 1,299,420    $   420,769
                                                      -----------   -----------    -----------    -----------

Operating expenses:
  Product and content development                       1,368,426       260,474      2,272,956        510,392
  Marketing, sales and client services                    836,902       491,355      1,574,507        680,136
  General and administrative                              829,821       136,629      1,486,172        307,988
  Depreciation and amortization                           387,748       126,466        506,865        165,416
  Fair value of options granted to employees              391,398        30,002        543,766         69,309
  Fair value of warrants granted to third parties       1,497,669            --      1,497,669
                                                      -----------   -----------    -----------    -----------
  Total operating expenses                              5,311,964     1,044,926      7,881,935      1,733,241
                                                      -----------   -----------    -----------    -----------

Loss from operations                                   (4,499,848)     (830,349)    (6,582,515)    (1,312,472)
Interest income                                           576,036            --        576,036             --
                                                      -----------   -----------    -----------    -----------
Net loss                                              $(3,923,812)  $  (830,349)   $(6,006,479)   $(1,312,472)
Dividends on preferred stock                                   --            --        945,505             --
Net loss attributed to common stockholders            $(3,923,812)  $  (830,349)   $(6,951,984)   $(1,312,472)
                                                      ===========   ===========    ===========    ===========
Basic and diluted net loss per share                  $     (0.14)  $     (0.05)   $     (0.30)   $     (0.07)
                                                      ===========   ===========    ===========    ===========
Weighted average shares of common stock
  outstanding used in computing basic
  and diluted net loss per share                       27,446,133    17,889,048     23,013,169     17,593,820
                                                      ===========   ===========    ===========    ===========

                            See accompanying notes.

Mediconsult.com, Inc.
Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                Six Months Ended
                                                          ----------------------------
                                                             June 30        June 30
                                                              1999           1998
                                                          -------------  -------------
                                                          (As revised
                                                           see Note 8)
Cash flows from operating activities
Net loss                                                   $(6,006,479)   $(1,312,472)
Adjustment to reconcile net loss to net cash used
  in operating activities
    Depreciation of fixed assets                               173,508        165,416
    Amortization of intangible assets                          333,357             --
    Fair value of options and warrants granted               2,041,435             --
    Changes in assets and liabilities
      Accounts receivable                                     (726,511)      (139,450)
      Un-billed revenue                                       (172,210)            --
      Prepaid expenses and other current assets               (523,368)            --
      Accounts payable and accrued expenses                    971,719        120,107
      Deferred revenue                                        (107,000)            --
                                                           -----------    -----------
Net cash used in operating activities                       (4,015,549)    (1,166,399)
                                                           -----------    -----------

Cash flows from investing activities
    Fixed assets purchases                                  (1,138,271)      (210,961)
    Acquisition of subsidiaries                             (3,915,085)            --
                                                           -----------    -----------
Net cash used in investing activities                       (5,053,356)      (210,961)
                                                           -----------    -----------

Cash flows from financing activities
    Proceeds from advances from shareholder                    315,000             --
    Repayment of advances from stockholder                    (513,600)       (51,841)
    Proceeds from issuance of senior preferred stock         3,160,000             --
    Proceeds from issuance of junior preferred stock                --      1,900,000
    Proceeds from issuance of common stock in a
        secondary offering, net of issuance
        cost of $5,411,208                                  56,988,792        500,000
    Proceeds from exercise of stock options                     90,702             --
    Redemption of promissory note                                   --       (500,000)
                                                           -----------    -----------
Net cash provided by financing activities                   60,040,894      1,848,159
                                                           -----------    -----------

Increase in cash                                            50,971,989        470,799
Cash - beginning of period                                     135,053        393,130
                                                           -----------    -----------
Cash - end of period                                       $51,107,042    $   863,929
                                                           -----------    -----------

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

3. UN-BILLED REVENUE

Un-billed revenue represents the cost, primarily salaries, of development work completed but not billed at June 30, 1999.

4. ACQUISITIONS

On May 11, 1999, the Company completed the acquisition of CyberDiet, Inc., the owner of Cyberdiet.com which provides tailored nutritional information and programs, in exchange for 400,000 shares of Mediconsult common stock issued to the former shareholders of CyberDiet, Inc. The total purchase price, including acquisition costs and assumption of accumulated deficit, was $2.8 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was recorded as goodwill and is amortized on a straight-line basis over five years.

On June 14, 1999, the Company acquired all of the capital stock of Cyber-Tech, Inc. ("Cyber-Tech"), a company that has developed on-line content and tools focused on heart disease and related areas. The consideration paid to Cyber-Tech consisted of $3,315,000 in cash and 267,732 shares of Mediconsult common stock. Mediconsult and the shareholders of Cyber-Tech also entered into an Escrow Agreement with respect to certain of the shares of Mediconsult Common Stock issued to the former Cyber-Tech shareholders. The total transaction value, including acquisition costs, was $7.6 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was allocated to value of non-competition agreements and to goodwill. The non-competition agreements were valued in accordance with the terms of the acquisition agreement and are being amortized over the life of the underlying employment agreements, which range from three to five years. Goodwill is being amortized on a straight-line basis over an estimated useful life of five years.

A summary of the total purchase price for the acquisition of Cyber-Tech is as follows:

Cash                                                           $ 3,315,000
Mediconsult Common Stock                                         3,750,000
Other direct acquisition costs                                     549,219

                                                               -----------
                                                               $ 7,614,219
                                                               ===========

A summary of the allocation of the total purchase price is as follows:

          Tangible net assets acquired                         $     4,403
          Non-competition agreements                               500,000
          Goodwill                                               7,109,816
                                                               -----------
                                                               $ 7,614,219
                                                               ===========

5. STOCK OPTIONS

We have a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:

                                      1999
                                   --------------------
                                               Weighted
                                                 Avg.
                                       #       Exercise
                                     Shares     Price
                                   ----------  --------
Outstanding - December 31, 1998    2,716,000       0.37
Granted during the period            415,000      10.06
Exercised during the period         (122,500)      1.05
Forfeited during the period          (18,000)      1.05
                                   ---------      -----
Outstanding - June 30, 1999        2,990,500       1.68
                                   ---------      -----
Exercisable - June 30, 1999        2,478,300       0.31
                                   ---------      -----

During the three months ended June 30, 1999 and 1998 the fair values of the options granted to employees were $384,118 and $30,002, respectively.

6. WARRANTS

On August 1, 1998, we granted 400,000 warrants to Arnhold and S. Bleichroeder, Inc., which were issuable upon meeting certain criteria related to investment advisory fees and exercisable at $1.22 per share. These warrants expire on July 28, 2003 and have cash-less exercise provisions and anti-dilution provisions comparable to the senior preferred stock warrants. Of such 400,000 warrants, warrants for 200,000 shares were delivered on February 26, 1999, upon filing a registration statement on form S-1. A warrant for 100,000 shares is deliverable on March 15, 2000, and a warrant for 100,000 shares is deliverable on September 15, 2000. The warrants vesting in 2000 are subject to continued performance of financial advisory services by a particular individual on behalf of Arnhold and
S. Bleichroeder. During the three months ended June 30, 1999, we recognized an expense in regard to the fair value of these warrants of $1.5 million.

On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of newly designated voting senior preferred stock at $6.32 per share and warrants exercisable for five years to purchase 224,000 shares of the senior preferred stock at $6.32 to Nazem & Company IV, L.P. Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and certain other individual investors, for an aggregate of $3.2 million. The senior preferred stock contains a redemption provision whereby the holder has the option to receive $6.32 per share, plus declared and unpaid dividends, at any time after February 25, 2003. In addition, the Company has recognized a senior preferred stock dividend of approximately $859,000. Such amount represents the intrinsic value of the beneficial conversion to the holders. During April, 1999, all shares of senior preferred stock and accumulated dividends were converted to an equal number of common shares. As of June 30, 1999, the 224,000 warrants remain outstanding, however, such warrants are convertible into an equal number of shares of common stock.

7. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 1999, we repaid net advances from shareholders of $513,600.

8.  REVISION

Prior to the issuance of the Company's financial statement for the year ended December 31, 1999 management determined that the following items were inaccurately recorded in the second quarter of 1999:

                                                                 Effect on Net Loss
                                                               Attributable To Common
                                                                    Shareholders
                                                                (Increase)/Decrease
                                                          -----------------------------------
                                                          Quarter Ended     Six Months Ended
                                                            06/30/99            06/30/99
                                                          -----------------------------------
Reduction of Revenue                                      $     (391,100)      $    (604,156)
Reflect the beneficial conversion on preferred stock                  --            (945,505)
Fair value of options granted to employees                        (7,280)             31,602
Fair value of warrants granted to consultants                    771,435             771,435
Other net decrease in operating expenses                        (180,348)           (164,382)
                                                          ----------------------------------
  Total effect                                            $      192,707       $    (911,006)
                                                          ----------------------------------

Other adjustments included the reclassification of senior preferred stock to the mezzanine section of the balance sheet and the increase of deferred compensation related to stock options granted but not yet vested by $1,616,178.

A summary of the effects of the revisions on the balance sheets and statements of operation is as follows:

                                                                                                  For the Six
                                                   For the Quarter Ended                         Months Ended
                                                       June 30, 1999                            June 30, 1999
                                                   -------------------------------         ------------------------------
                                                                     As Previously                          As Previously
                                                   As Revised          Reported             As Revised       Reported
                                                   ----------          --------             ----------       ---------
Cash and cash equivalents                                                                     51,107,042      51,127,257
Un-billed revenue                                                                                172,210         776,366
Prepaid expenses and other                                                                       523,368         667,535
Total current assets                                                                          52,796,691      53,565,229
Total assets                                                                                  64,664,171      65,432,709
Additional paid in capital                                                                    80,800,559      83,219,774
Deferred compensation                                                                         (3,445,684)     (5,061,862)
Retained deficit                                                                             (14,405,490)    (14,439,989)
Total stockholders' equity                                                                    62,977,831      63,746,369
Total liabilities and stockholders' equity                                                    64,664,171      65,432,709


Revenues                                               812,116         1,203,216               1,299,420       1,903,576
Product and content development                      1,368,426         1,368,426               2,272,956       2,120,618
General and administrative                             829,821           649,473               1,486,172       1,321,790
Fair value of options granted to employees             391,398           384,118                 543,766         575,368
Fair value of warrants granted to third parties      1,497,669         2,269,104               1,497,669       2,269,104
Total operating expenses                             5,311,964         5,895,771               7,881,935       8,520,590
Loss from operations                                (4,499,848)       (4,692,555)             (6,582,515)     (6,617,014)
Net loss                                            (3,923,812)       (4,116,519)             (6,006,479)     (6,040,978)
Preferred shares dividend                                    -                 -                (945,505)              -
Net loss attributed to common shareholders          (3,923,812)       (4,116,519)             (6,951,984)     (6,040,978)
Net loss per common share - basic                        (0.14)            (0.15)                  (0.30)          (0.26)

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

     . Cyberdiet.com, a Web site providing tailored nutritional information and programs. In May 1999, we completed the acquisition of CyberDiet Inc., in exchange for 400,000 shares of Mediconsult common stock. The total purchase price, including acquisition costs and assumption of accumulated deficit, was $2.8 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was recorded as goodwill and is amortized on a straight-line basis over five years.

     . Heartinfo.org, a leading Web site that provides high quality content and tools focused on heart disease and related areas that have attracted a large and growing number of visitors to the www.heartinfo.com Web site. We acquired Cyber-Tech, Inc., which operates Heartinfo.org for consideration of $3.75 million and 267,000 shares of common stock. The total transaction value, including acquisition costs, was $7.6 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was allocated to value of non-competition agreements and to goodwill. The non-competition agreements were valued in accordance with the terms of the acquisition agreement and are being amortized over the life of the underlying employment agreements, which range from three to five years. Goodwill is being amortized on a straight-line basis over an estimated useful life of five years.

We believe that Mediconsult's Web sites together represent one of the most highly trafficked consumer healthcare information sites on the Internet. In the second quarter 1999, the Company's owned, managed and sponsored Web sites had more than 6 million visitors viewing nearly 35 million pages of information.

STOCK OPTIONS AND WARRANTS

Stock options granted to employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the six month periods ended June 30, 1999 and 1998, as well as deferred compensation expense for the value of options granted that were not vested as of such dates. We recorded expense of $0.4 million and $0.03 million regarding the fair value of stock options granted for the three months ended June 30, 1999 and 1998 respectively. In the six months ended June 30, 1999, we recorded an expense of $0.5 million, compared to $0.07 million in the previous corresponding period. We currently expect to amortize $0.5 million in 1999 and $0.5 million in 2000 as deferred compensation expense in respect of options outstanding at June 30, 1999.

Pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Delivery of the warrants on April 6, 1999 resulted in the recognition of an expense in the statement of operations equal to the fair value of the warrants, which was estimated at $1.5 million.

On February 26, 1999, the Company granted to Nazem & Company IV, L.P. Transatlantic Fund C.V. and certain other individual investors, warrants exercisable for five years to purchase 224,000 shares of the Company's senior preferred stock. The warrants are exercisable at $6.32 per share.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation of on-line marketing and advertising programs, including Web site development and implementation, advertising services, licensing our content and Web site support. Revenue was $0.8 million for the quarter ended June 30, 1999 compared to $0.2 million for the quarter ended June 30, 1998. Revenue was $1.3 million for the six months ended June 30, 1999 and $0.4 million for the six months ended June 30, 1998. The period-to-period growth in revenue was primarily attributable to an increase in (i) the number of visits to our Web sites, (ii) the number of clients, (iii) the number of marketing and advertising programs developed, or being developed, and implemented for those clients, and (iv) the acquisition of the Pharminfo.com, CyberDiet.com and HeartInfo.org web sites.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the quarter ended June 30, 1999, general and administrative expenses were $0.8 million and for the quarter ended June 30, 1998 these costs were $0.1 million. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of our operations. General and administrative expense was $1.5 million for the six months ended June 30, 1999 and $0.3 million for the six months ended June 30, 1998. General and administrative expenses increased as the Company's operations grew. The increase in expense also reflects the additional professional and reporting costs now that the Company is listed on NASDAQ.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of tangible assets and software was $0.1 million and amortization of intangible assets was $0.3 million, for the quarter ended June 30, 1999, compared to $0.1 million of depreciation and amortization expense for tangible assets and software for the corresponding period in 1998. Depreciation of tangible assets and software was $0.2 million and amortization of intangible assets was $0.3 million for the six months ended June 30, 1999, compared to $0.2 million of depreciation and amortization expense for tangible assets and software for the six months ended June 30,1998.

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

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We recorded compensation expense in connection with the vesting of employee stock options of $0.4 million during the quarter ended June 30, 1999, and $0.03 million during the quarter ended June 30, 1998. Compensation expense for the fair value of employee options was $0.5 million for the six months ended June 30, 1999 and $0.07 million for corresponding period in the prior year. Compensation expense represents the amortization of deferred compensation, which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options. We have recorded deferred compensation for the value of options granted that are not yet vested of $3.4 million as of June 30, 1999.

FAIR VALUE OF OPTIONS GRANTED TO OTHERS. We recorded expense in connection with the vesting of warrants to Arnhold & S. Bleichroeder Inc. Compensation expense was $1.5 million for the quarter and for the six months ended June 30, 1999. There was no corresponding expense in 1998.

INTEREST INCOME. During the quarter and the six months ended June 30, 1999, we earned interest income of $0.6 million as compared to $nil in the quarter and six months ended June 30, 1998. The increase in interest income reflects increased cash on hand as a result of the net proceeds from the offering that was completed in April of this year.

PREFERRED SHARES DIVIDEND. Preferred shares dividend were issued for senior preferred stockholders and junior preferred stockholders, there were no costs incurred for the Quarter ended June 30,1999, and $0.9 million for the six months ended June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. In April 1999, we received net proceeds of $57.1 million from a public offering of equity securities. Issue costs associated with this offering, which have been offset against the net proceeds of the offering, were $5.4 million. As of June 30, 1999, we had $51.1 million in cash and cash equivalents.

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

To date, we have experienced negative cash flows from operating activities. For the six months ended June 30, 1999 and June 30, 1998, net cash used in operating activities was $4.0 million and $1.2 million, respectively, which was primarily attributable to our net losses during these periods. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to growth of marketing and advertising program revenue; and (3) increases in accounts payable and accrued expenses, which partially offset the increases. For the six months ended June 30, 1999, the increase in net cash used in operating activities was primarily attributable to our net operating loss of $6.0 million. The net loss for the quarter was partially offset by certain non-cash items of $2.5 million in the aggregate. This amount was comprised of deferred compensation expense of $2.0 million related to stock options granted to employees and warrants, and depreciation and amortization of $0.5 million.

For the six months ended June 30, 1999, net cash used in investing activities was $5.1 million compared to $0.2 million in the corresponding period in 1998. In the first half of 1999, $1.1 million was used to acquire capital assets, primarily the acquisition of computer equipment and software, and $4.0 million was used to acquire Cyberdiet, Inc. and Cyber-Tech, Inc.

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

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $6.0 million for the six months ended June 30, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future, and at least through the year 2000, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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