Form 10-Q/A
period 1999-09-30
MEDICONSULT COM INC
filed 2000-04-10
CIK 1016134

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

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

PART I.

FINANCIAL INFORMATION

EXPLANATORY NOTE: Pursuant to this form 10-Q/A, Mediconsult.com, Inc. amends "Item 1. FINANCIAL STATEMENTS", and ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of part I of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.


ITEM 1.   FINANCIAL STATEMENTS

The financial statements for the quarter ended September 30, 1999 have been revised from amounts previously reported to report higher revenues as well as higher operating expenses, the write-off of amounts capitalized in conjunction with Pharma Marketing LLC, as well as increased costs in connection with the accounting for stock options in the third quarter of 1999. The Company also recorded a preferred stock dividend during the quarter ended March 31, 1999.

Mediconsult.com, Inc.
Unaudited Consolidated Balance Sheets - September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

                                                                           September 30    December 31
                                                                               1999           1998
                                                                           ------------   -------------
                                                                           (As revised
                                                                           see Note 10)
            ASSETS
Current assets
   Cash and cash equivalents                                               $ 33,927,596   $     135,053
   Accounts receivable                                                          545,560         135,790
   Un-billed Revenue                                                          1,812,100               -
   Prepaid expenses and other current assets                                    397,322               -
                                                                           ------------   -------------
   Total current assets                                                      36,682,578         270,843

   Fixed assets, net                                                          1,185,947          52,790
   Advance to Physicians' Online, Inc.                                       10,096,438               -
   Intangible assets, net                                                    10,812,315         818,750
                                                                           ------------   -------------
Total assets                                                               $ 58,777,278   $   1,142,383
                                                                           ============   =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                      2,218,378         243,413
   Advances from Shareholder                                                          -         513,589
   Deferred revenue                                                                   -         107,000
                                                                           ------------   -------------
   Total current liabilities                                                  2,218,378         864,002
                                                                           ------------   -------------

Commitments and contingencies                                                        --              --

Mandatorily redeemable
    Senior preferred stock, $0.001 par value, 1,000,000
    authorized, nil shares outstanding at September 30, 1999
    and December 31, 1998                                                            --              --
                                                                           ------------   -------------

Stockholders' equity
 Preferred stock
    Junior preferred stock, 1,000,000 shares designated,
    Nil and 430,000 shares issued and outstanding at September 30,
    1999 and December 31, 1998, respectively                                         --       4,300,000

 Common stock, $.001 par value, 50,000,000 shares authorized,
 28,721,163 and 18,519,950 shares issued and outstanding at
 September 30, 1999 and December 31, 1998, respectively                          28,721          18,520

 Additional paid-in capital                                                  88,170,156       5,242,981
 Deferred compensation                                                       (8,327,636)       (884,109)
 Accumulated deficit                                                        (23,312,341)     (8,399,011)
                                                                           ------------   -------------
 Total stockholders' equity                                                  56,558,900         278,381
                                                                           ------------   -------------
Total liabilities and stockholders' equity                                 $ 58,777,278   $   1,142,383
                                                                           ============   =============

                            See accompanying notes.

Mediconsult.com, Inc.
Unaudited Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                    Three Months Ended             Nine Months Ended
                                                              ------------------------------ -----------------------------
                                                              September 30,    September 30, September 30,   September 30,
                                                                  1999            1998          1999            1998
                                                              -------------    ------------- -------------   -------------
                                                              (As Revised                     (As Revised
                                                              see Note 10)                    see Note 10)

Revenues                                                       $ 2,416,012     $   238,203   $   3,715,432   $    658,972
                                                               -----------     -----------   -------------   ------------
Operating Expenses:
  Product and content development                                2,368,609         400,693       4,641,565        911,085
  Marketing, sales and client services                           6,087,397         234,153       7,661,904        914,289
  General and administrative                                     1,846,665         183,969       3,332,837        491,957
  Depreciation and amortization                                    885,339          44,504       1,392,204        209,920
  Fair value of options granted to employees                       517,183          26,097       1,060,949         95,406
  Fair value of warrants granted to third parties                  209,942               -       1,707,611              -
                                                               -----------     -----------   -------------   ------------
  Total Operating Expenses                                      11,915,135         889,416      19,797,070      2,622,657
                                                               -----------     -----------   -------------   ------------
Loss from operations                                            (9,499,123)       (651,213)    (16,081,638)    (1,963,685)
Interest income                                                    592,272               -       1,168,308              -
                                                               -----------     -----------   -------------   ------------
Net loss                                                       $(8,906,851)    $  (651,213)  $ (14,913,330)  $ (1,963,685)
Dividends on preferred stock                                             -               -         945,505              -
Net loss attributable to common shareholders                   $(8,906,851)    $  (651,213)  $ (15,858,835)  $ (1,963,685)
                                                               ===========     ===========   =============   ============

Net loss per share - basic and fully diluted                   $     (0.31)    $     (0.04)  $       (0.64)  $      (0.11)
                                                               ===========     ===========   =============   ============
Weighted average shares of common stock outstanding
 used in computing basic and diluted net
 loss per share                                                 28,559,488      18,097,400      24,882,258     17,763,525
                                                               ===========     ===========   =============   ============

                            See accompanying notes.

Mediconsult.com, Inc.
Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                             ------------------------------
                                                                             September 30,   September 30,
                                                                                  1999            1998
                                                                             --------------  --------------
                                                                              (As Revised
                                                                              see Note 10)
Cash flows from operating activities
Net loss                                                                      $(14,913,330)    $(1,963,685)
Adjustment to reconcile net loss to net cash used in operating activities
 Depreciation of fixed assets                                                      389,586         209,920
 Amortization of intangible assets                                               1,002,618               -
 Amortization of deferred compensation related to shares issued
  for services and membership interest in Pharma Marketing LLC                   1,219,280               -
 Fair value of options and warrants granted                                      2,768,560               -
 Changes in assets and liabilities
  Accounts receivable                                                             (278,000)       (242,312)
  Un-billed revenue                                                             (1,812,100)              -
  Prepaid expenses and other current assets                                       (397,322)              -
  Accounts payable and accrued expenses                                          1,818,746          67,306
  Deferred revenue                                                                (107,000)              -
                                                                              ------------     -----------
Net cash used in operating activities                                          (10,308,962)     (1,928,771)
                                                                              ------------     -----------

Cash flows from investing activities
 Fixed assets purchases                                                         (1,511,414)        (30,225)
 Acquisition of subsidiaries                                                    (4,127,343)              -
 Advance to Physicians' Online, Inc.                                           (10,096,438)              -
                                                                              ------------     -----------
Net cash used in investing activities                                          (15,735,195)        (30,225)
                                                                              ------------     -----------

Cash flows from financing activities
 Proceeds from advances from shareholder                                           315,000              --
 Repayment of advances from shareholder                                           (828,599)       (130,499)
 Proceeds from issuance of senior preferred stock                                3,160,000              --
 Proceeds from issuance of junior preferred stock                                       --       1,800,000
 Proceeds from exercise of warrants                                                111,353              --
 Proceeds from issuance of common stock in a secondary offering,
  net of issuance cost of $5,411,208                                            56,988,792              --
 Proceeds from exercise of stock options                                            90,154             600
                                                                              ------------     -----------
Net cash provided by financing activities                                       59,836,700       1,670,101
                                                                              ------------     -----------

(Decrease) increase in cash                                                     33,792,543        (288,895)

Cash - beginning of period                                                         135,053         400,949
                                                                              ------------     -----------

Cash - end of period                                                          $ 33,927,596     $   112,054
                                                                              ============     ===========

                            See accompanying notes.

                             MEDICONSULT.COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCING STATEMENTS
                                  (Unaudited)

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

1.   ORGANIZATION

Mediconsult.com, Inc. (the "Company" or "Mediconsult") was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, we purchased Mediconsult.com Limited, a Bermuda corporation ("MCL"), through a merger in which MCL became a wholly-owned subsidiary, resulting in 90% of the outstanding stock of Mediconsult being held by the former stockholders of MCL, The Mediconsult Trust, controlled by Mr. Robert Jennings, and Michel Bazinet. In December 1996, we consummated a re-incorporation merger pursuant to which Mediconsult became a Delaware corporation. We conduct business primarily through MCL and two other operating subsidiaries, Mediconsult.com (US), Ltd. and 3542491 Canada Inc. d/b/a Mediconsult.com Canada.

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

3.   UN-BILLED REVENUE

Un-billed revenue represents the value of development work completed but not billed at September 30, 1999.

4.   ACQUISITIONS

     On September 7, 1999, the Company entered into an agreement to acquire the shares of Physicians' Online, Inc. ("POL"), a provider of an exclusive network for physicians in addition to on-line medical information and communications. POL operates a secure, physicians-only environment featuring access to medical databases, daily medical news, continuing medical education credits, clinical symposia, e-mail accounts, Internet access, and other services. Consideration for the acquisition will be up to 20 million shares of Mediconsult common stock. The total transaction value at the time of announcement was $180 million, including the assumption of debt. The transaction is subject to customary closing conditions. The stockholders of Physicians' Online, Inc. and Mediconsult hold the votes required to approve the merger and have agreed to vote in favor of the transaction. In the quarter ended September 30, 1999, the Company advanced $10.1 million to Physicians' Online, Inc. This advance bears interest at rates between 12% and 14%.

5.   PHARMA MARKETING LLC

On September 7, 1999 the Company entered into a membership investment agreement for the purchase 35% of the aggregate membership interests of Pharma Marketing LLC ("Pharma") for $1.25 million and 200,000 shares of Mediconsult common stock. The remaining 65% of Pharma is owned by a certain individual ("Individual"). Under the terms of an operating agreement with and among Mediconsult, Pharma and the Individual, the $1.25 million contributed by the Company and 100,000 of the 200,000 shares that the Company issued to Pharma, were distributed to the Individual in September 1999. For financial reporting purposes, all costs associated with Pharma are included in Marketing, Sales and Client Services in the consolidated statement of operations. During the quarter ended 1999, such Pharma expenses amounted to $3.32 million.

Mediconsult.com, Limited, a subsidiary of the Company, has entered into a service agreement with Pharma under which Pharma agrees to provide pharmaceutical sales and marketing services to Mediconsult.com, Limited and its affiliates. Under this service agreement, Pharma is entitled to receive a monthly retainer and commissions based on revenues generated under contracts that Pharma assists in obtaining. Pharma entered into an employment agreement with the Individual, under which, the Individual is principally responsible for performing the services under Pharma's service agreement with Mediconsult.com, Limited.

Subject to certain conditions described in the operating agreement, the members of Pharma, other than Mediconsult, have the right to put their Pharma membership interests to the Company in exchange for 600,000 shares of the Company's common stock.

6.   STOCK OPTIONS

We have a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:

                                                        1999
                                              --------------------------
                                                  #       Weighted Avg.
                                                Shares    Exercise Price
                                              ----------  --------------
Outstanding - December 31, 1998               2,716,000          0.37
Granted during the period                     1,044,800         10.13
Exercised during the period                    (201,900)         1.53
Cancelled during the period                     (49,400)         3.14
                                              ---------         -----
Outstanding - September 30, 1999              3,509,500          3.15
                                              ---------         -----
Exercisable - September 30, 1999              2,527,000          0.37
                                              ---------         -----

During the three months ended September 30, 1999 and 1998 the fair values of the options granted to employees were $517,183 and $26,097, respectively.

7.   WARRANTS

On August 1, 1998, we granted 400,000 warrants to Arnhold and S. Bleichroeder, Inc., which were issuable upon meeting certain criteria related to investment advisory fees and exercisable at $1.22 per share. These warrants expire on July 28, 2003 and have cash-less exercise provisions and anti-dilution provisions comparable to the senior preferred stock warrants. These warrants vested or vest in tranches as follows: 200,000 shares upon filing a registration statement on form S-1; 100,000 shares on March 15, 2000; and 100,000 shares on September 15, 2000. The warrants vesting in 2000 are subject to continued performance of financial advisory services by a particular individual on behalf of Arnhold and
S. Bleichroeder. During the quarter and six months ended September 30, 1999, the Company recognized expenses of $0.2 million and $1.7 million, respectively, related to the fair value of these warrants.

On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of newly designated voting senior preferred stock at $6.32 per share and warrants exercisable for five years to purchase 224,000 shares of the senior preferred stock at $6.32 per share to Nazem & Company IV, L.P. Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and certain other individual investors, for an aggregate of $3.2 million. The senior preferred stock contains a redemption provision whereby the holder has the option to receive $6.32 per share, plus declared and unpaid dividends, at any time after February 25, 2003. In addition, the Company has recognized a senior preferred stock dividend of approximately $859,000. Such amount represents the intrinsic value of the beneficial conversion to the holders. During April 1999, all shares of senior preferred stock and accumulated dividends were converted into an equal number of common shares. As of September 30, 1999, the 224,000 warrants remain outstanding, however, such warrants are convertible into an equal number of shares of common stock.

8.   RELATED PARTY TRANSACTIONS

During the three months ended September 30, 1999, we repaid net advances from shareholders of $314,989 and an employee repaid an advance of $32,550 made in June 1999 to fund the purchase of shares under our stock option plan.

During the three months ended September 30, 1999, we paid or accrued sales and marketing expenses of $425,697 in respect of Pharma Marketing, LLC. (see Note 5 above), and advanced $10,096,438 to Physicians' Online, Inc.

9.   SUBSEQUENT EVENTS

Mood Sciences, a company that specializes in mental health disease management innovations, was acquired in a transaction completed on October 27, 1999 in exchange for 200,000 shares of Mediconsult common stock. The 200,000 shares is subject to increase by 15,000 shares based upon the closing price of Mediconsult common stock for the 20 trading days ending February 1, 2000. The excess of the purchase price over net assets acquired will be recorded as goodwill and be amortized on a straight-line basis over five years.

10.  REVISION

Prior to the issuance of the Company's financial statement for the year ended December 31, 1999 management determined that the following items were inaccurately recorded in the third quarter of 1999:

                                                         Effect on Net Loss
                                                 Attributable to Common Shareholders
                                                        (Increase)/Decrease
                                                 -----------------------------------
                                                 Quarter Ended     Nine Months Ended
                                                    09/30/99            09/30/99
                                                 -----------------------------------
Increase in (reduction of) revenue               $     431,756        $  (172,400)
Reflect the beneficial conversion on
  preferred stock                                           --           (945,505)
Fair value of options granted to employees             602,874            634,476
Fair value of warrants granted to consultants         (209,942)           561,493
Expense amounts related to Pharma Marketing LLC     (3,322,956)        (3,322,956)
Other net decrease in operating expenses              (621,581)          (785,963)
                                                 --------------------------------

  Total effect                                   $  (3,119,849)       $(4,030,855)
                                                 ================================

Other adjustments included the reclassification of senior preferred stock to the mezzanine section of the balance sheet and the increase of deferred compensation related to stock options granted but not yet vested by $654,445.

A summary of the effects of the revisions on the balance sheets and statements of operation is as follows:

                                                                                             For the Nine
                                                   For the Quarter Ended                     Months Ended
                                                    September 30, 1999                    September 30, 1999
                                              -----------------------------          ------------------------------
                                                              As Previously                          As Previously
                                              As Revised         Reported            As Revised        Reported
                                              ----------     --------------          ----------      --------------

Cash and cash equivalents                                                             33,927,596      33,947,811
Un-billed revenue                                                                      1,812,100       2,241,850
Prepaid expenses and other                                                               397,322         905,720
Total current assets                                                                  36,682,578      37,640,941
Intangible assets                                                                     10,812,315      13,873,866
Total assets                                                                          58,777,278      62,797,192
Accounts payable and accrued liabilities                                               2,218,378       1,956,973
Total liabilities                                                                      2,218,378       1,956,973
Additional paid in capital                                                            88,170,156      90,020,570
Deferred compensation                                                                 (8,327,636)     (8,982,081)
Retained deficit                                                                     (23,312,341)    (20,226,991)
Total stockholders' equity                                                            56,558,900      60,840,219
Total liabilities and stockholders' equity                                            58,777,278      62,797,192

Revenues                                                    2,416,012     1,984,256         3,715,432       3,887,832
General and administrative                                  1,846,665     1,225,084         3,332,837       2,546,874
Marketing, sales and client services                        6,087,397     2,764,441         7,661,904       4,338,948
Fair value of options granted to employees                    517,183     1,120,057         1,060,949       1,695,425
Fair value of warrants granted to third parties               209,942             -         1,707,611       2,269,104
Total operating expenses                                   11,915,135     8,363,530        19,797,070      16,884,120
Loss from operations                                       (9,499,123)   (6,379,274)      (16,081,638)    (12,996,288)
Net loss                                                   (8,906,851)   (5,787,002)      (14,913,330)    (11,827,980)
Preferred shares dividend                                           -             -           945,505               -
Net loss attributed to common shareholders                 (8,906,851)   (5,787,002)      (15,858,835)    (11,827,980)
Net loss per common chare - basic                               (0.31)        (0.20)            (0.64)          (0.48)

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

In the third quarter we expanded our focus on long-term strategic relationships with major pharmaceutical manufacturers to include other Internet-based initiatives in addition to marketing programs. The initial relationship in this new strategic direction was entered into with Bristol-Myers Squibb Company in which we are working with Bristol-Myers to develop innovative new approaches to electronic medical education.

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

PENDING ACQUISITION

On September 7, 1999, the Company entered into an agreement to acquire the shares of Physicians' Online, Inc. ("POL"), a provider of an exclusive network for physicians in addition to on-line medical information and communications. POL operates a secure, physicians-only environment featuring access to medical databases, daily medical news, continuing medical education credits, clinical symposia, e-mail accounts, Internet access, and other services. Consideration for the acquisition will be up to 20 million shares of Mediconsult common stock. The total transaction value at the time of announcement was $180 million, including the assumption of debt. The transaction is subject to customary closing conditions. The stockholders of Physicians' Online, Inc. and Mediconsult hold the votes required to approve the merger and have agreed to vote in favor of the transaction. In the quarter ended September 30, 1999, the Company advanced $10.1 million to Physicians' Online, Inc. This advance bears interest at rates between 12% and 14%.

STOCK OPTIONS AND WARRANTS

Stock options granted to employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the nine month periods ended September 30, 1999 and 1998, as well as deferred compensation expense for the value of options granted that were not vested as of such dates. We recorded expense of $0.52 million and $0.03 million regarding the fair value of stock options granted for the three months ended September 30, 1999 and 1998 respectively. In the nine months ended September 30, 1999, we recorded an expense of $1.06 million, compared to $0.10 million for the corresponding period in the prior year.

Pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Delivery of the warrants on April 6, 1999 resulted in the recognition of an expense in the statement of operations equal to the fair value of the warrants, which was estimated at $1.1 million.
In addition, we recognized $0.2 and $0.6 of expense for the warrants vesting during the quarter and six months ended September 30, 1999, respectively.

On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of newly designated voting senior preferred stock and warrants exercisable for five years to purchase 224,000 shares of the senior preferred stock to Nazem & Company IV, L.P. Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and certain other individual investors, for an aggregate of $ 3.2 million. The purchase price and the conversion price of the senior preferred stock and exercise of the warrants $6.32 per share. The shares of the senior preferred stock are convertible at the option of the holder into an equal number of shares of common stock, subject to adjustment, and will be automatically converted into an equal number of shares of common stock upon closing of the Company's closing of the public offering. The senior preferred stock contains a redemption provision whereby the holder has the option to receive $6.32 per share, plus declared and unpaid dividends, at any time after February 25, 2003. In addition, the Company has recognized a senior preferred stock dividend of approximately $0.86 million. Such amount represents the intrinsic value of the beneficial conversion feature using the conversion terms that are most beneficial to the holders. During April 1999, all shares of senior preferred stock and accumulated dividends were converted into an equal number of common shares.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation of on-line marketing and advertising programs, including Web site development and implementation, advertising services, licensing our content and Web site support. Revenue was $2.4 million for the quarter ended September 30, 1999 compared to $0.24 million for the quarter ended September 30, 1998. Revenue was $3.72 million for the nine months ended September 30, 1999 and $0.66 million for the nine months ended September 30, 1998. The period-to-period growth in revenue was primarily attributable to an increase in (i) the number of visits to our Web sites, (ii) the number of clients, (iii) the number of marketing and advertising programs developed and implemented for those clients, and (iv) the acquisition of the Pharminfo.com, CyberDiet.com and HeartInfo.org web sites.

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

MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include salaries and fees paid to employees and consultants, and programming costs. For the quarter ended September 30, 1999, these costs were $6.09 million, consisting primarily of costs associated with the development and implementation of specific client marketing programs and of new prototype marketing and advertising programs. Also included in marketing, sales and client services are all costs associated with Pharma Marketing LLC ("Pharma"), an entity organized to perform the sales and marketing operations of the Company and operate solely on behalf of the Company. During the quarter ended September 30, 1999, such Pharma expenses amounted to $3.32 million. For the quarter ended September 30, 1998, marketing, sales and client services costs were $0.23 million. Marketing, sales and client services expense was $7.66 million for the nine months ended September 30, 1999 and $0.91 million for the nine months ended September 30, 1998. The increase in marketing, sales and client services reflects an expansion of the Company's sales and marketing activities including additional staff and new promotion and advertising campaigns, and the costs associated with Pharma.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the quarter ended September 30, 1999, general and administrative expenses were $1.85 million and for the quarter ended September 30, 1998 these costs were $0.18 million. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel to support the growth of our operations. General and administrative expense was $3.33 million for the nine months ended September 30, 1999 and $0.49 million for the nine months ended September 30, 1998. General and administrative expenses increased as the Company's operations grew. The increase in expense also reflects the additional professional and reporting costs now that the Company is listed on NASDAQ.

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

The increase in depreciation expense reflects the increased investment in capital assets as now we have expanded our office facilities and have installed Web and network servers. The increase in amortization expense is due to the acquisition of Pharminfo.Net in December 1998, the acquisition of CyberDiet, Cyber-Tech in May 1999 and June 1999 respectively. Intangible value associated with these transactions, represented by the excess of purchase price over net tangible assets, is being amortized over three to five years.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We recorded compensation expense in connection with the vesting of employee stock options of $0.52 million during the quarter ended September 30, 1999, and $0.03 million during the quarter ended September 30, 1998. Compensation expense for the fair value of employee options was $1.06 million for the nine months ended September 30, 1999 and $0.10 million for corresponding period in the prior year. Compensation expense represents the amortization of deferred compensation, which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options. We have recorded deferred compensation for the value of options granted that are not yet vested of $8.33 million as of September 30, 1999.

FAIR VALUE OF OPTIONS AND WARRANTS GRANTED TO OTHERS. We recorded expense in connection with the vesting of warrants to Arnhold & S. Bleichroeder Inc. Compensation expense was $1.71 million for the nine months ended September 30, 1999. There was no corresponding expense in 1998.

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

We have incurred substantial costs to design, develop and implement Internet-based marketing and advertising programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 1999, we had an accumulated deficit of $23.3 million. These losses have been partially funded through private and public placements of equity securities.

To date, we have experienced negative cash flows from operating activities. For the nine months ended September 30, 1999 and September 30, 1998, net cash used in operating activities was $10.3 million and $1.9 million, respectively. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to growth of marketing and advertising program revenue; and (3) increases in accounts payable and accrued expenses, which partially offset the increases. For the nine months ended September 30, 1999, the increase in net cash used in operating activities was primarily attributable to our net operating loss of $14.9 million. The net loss for the quarter was partially offset by certain non-cash items of $4.6 million in the aggregate, comprised primarily of deferred compensation expense of $2.8 million related to stock options granted to employees and warrants, and depreciation and amortization of $1.4 million.

For the nine months ended September 30, 1999, net cash used in investing activities was $15.7 million compared to $0.03 million in the corresponding period in 1998. In the first nine months of 1999, $1.5 million was used to acquire capital assets, primarily the acquisition of computer equipment and software, $4.1 million was used to acquire the issued capital stock of CyberDiet, Inc. and Cyber-Tech, Inc. and $10.1 million was advanced to Physicians' Online, Inc.

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

In connection with our sponsorship and management of INCIID.org, we have committed to pay INCIID.org $0.5 million per year for three years, beginning in 1999. The payments are made in equal quarterly installments, in cash or common stock as we determine with respect to each quarter. In the nine months ended September 30, 1999 we had advanced $0.38 million to INCIID.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $8.9 million for the quarter ended September 30, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future, and at least through the year 2000, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

ITEM 2.  CHANGES IN SECURITIES

On September 7, 1999, we acquired a 35% interest in Pharma Marketing, LLC in exchange for cash of $3.3 million, of which $1.65 million was reinvested in Mediconsult in exchange for the issuance of 200,000 of our common shares.

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