Form 10-K
period 1999-12-31
MEDICONSULT COM INC
filed 2000-04-10
CIK 1016134

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                   FORM 10-K


             /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR


           /  /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NO. 000-29282



                             MEDICONSULT.COM, INC.


             (Exact name of registrant as specified in its charter)


               DELAWARE                                 84-1341886
               --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                          1330 Avenue of the Americas

                               New York, NY 10019

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

  Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  Revenues of the issuer for the year ended December 31, 1999 were $6,362,226.

As of December 31, 1999, 49,633,275 shares of the issuer's common stock, $.001 par value, were outstanding, and the aggregate market value of the shares of common stock held by non-affiliates was approximately $215 million using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

                             MEDICONSULT.COM, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

                                                                                                                   Page
                                                                                                                   ----
PART I.
Item 1.            Description of Business..............................................................              1

Item 2.            Description of Property..............................................................             12

Item 3.            Legal Proceedings....................................................................             13

Item 4.            Submission of Matters to a Vote of Security Holders..................................             13

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters.............................             14

Item 6.            Selected Financial Data..............................................................             14

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations             15

Item 8.            Financial Statements and Supplementary Data..........................................             37

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure              37

PART III

Item 10.           Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
                   16(A) of the Exchange Act............................................................             38

Item 11.           Executive Compensation...............................................................             41

Item 12.           Security Ownership of Certain Beneficial Owners and Management ......................             44

Item 13.           Certain Relationships and Related Transactions.......................................             45

PART IV

Item 14.           EXHIBITS, financial Statement Schedules and Reports on Form 8-K .....................             45

Signatures .............................................................................................             48

  PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.


  Mediconsult.com, Inc. ("Mediconsult" or the "Company") solves medical problems using the Internet to educate and connect doctors and patients. Our web sites and Internet services educate physicians, empower chronic patients and enable more effective doctor-patient relationships. We provide relevant communities, reliable tools and quality medical information that save doctors time and improve health outcomes for their patients.

  Our focus is on the chronic medical conditions that are responsible for the majority of healthcare spending. By fostering communities centered on prevalent medical conditions and health issues, we believe we create significant opportunities for pharmaceutical and other healthcare companies to effectively reach physician and patient audiences using Internet-based marketing and sponsorship programs.

  On December 16, 1999, we completed the acquisition of Physicians' Online, Inc. ("Physicians' Online"), a physicians-only Internet service that provides doctors with clinically oriented services, tools, and information. It is a secure, physicians-only environment featuring access to clinical discussion groups, medical databases, daily medical news, continuing medical education credits, clinical symposia, e-mail accounts, Internet access, secure prescription transactions, market research and recruiting services, among other services. Membership is free so long as the member does not use Physicians' Online as its Internet Service Provider. Physicians' Online's services historically were principally supported by pharmaceutical and direct-to-physician advertising sponsors as well as subscription fees from its members using it as an Internet Service Provider and MDDirect, a physician recruitment business.

  Our address is 1330 Avenue of the Americas, 17th Floor, New York, NY 10019. The Company's telephone number is (212) 841-7300 and our principal Web site is www.mediconsult.com. Information contained on its Web sites is not, and should not be deemed to be, a part of this report.


INDUSTRY BACKGROUND

  As consumers have become more proactive in their personal healthcare decisions, they have increasingly searched for information about medical conditions, treatment alternatives and medical outcomes. The Internet enables consumers to access large quantities of this information quickly and easily. With this growth in healthcare information available online, and the ubiquity of the Internet, physicians and other healthcare professionals have begun to accept the Internet as a tool enabling them to more effectively and efficiently provide healthcare to their patients.

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

  THE INTERACTIVE NATURE OF THE INTERNET. The Internet provides an effective method for consumers to access large quantities of reliable and independent information on medical conditions, treatment alternatives and medical outcomes. We believe that access to this information, together with support groups and interaction with medical experts on-line, leads to a greater understanding of health issues and improved patient compliance with pharmaceutical protocols. The Internet also provides an attractive vehicle for pharmaceutical and other healthcare companies to increase consumers' awareness of diagnosed and undiagnosed medical conditions and treatment options. The Internet allows pharmaceutical companies to easily provide information targeted to visitors' needs, which may lead to improved patient compliance with prescribed drug therapies. Consumer Health Information Corporation estimated that 10% of prescriptions are never filled, 33% are not properly refilled and 50% are not taken as prescribed, resulting in poorer health outcomes for patients and increased expenditures to the overall healthcare system.

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

THE SOLUTION

  Through our Web sites, we address physicians and consumers' needs for healthcare information and provide a targeted marketing and advertising platform for pharmaceutical and other healthcare companies. Key elements of this solution include:

  HIGH QUALITY TRUSTED CONTENT; USER-FRIENDLY ENVIRONMENT. We provide our visitors with high quality content on specific medical conditions and health issues and an easy-to-navigate environment. Our staff searches for and reviews extensive amounts of health information and select relevant material from a wide variety of sources, including medical journals, healthcare association literature and general periodicals. For each medical topic covered on our Web sites, we aggregate an average of 30 articles covering current news, symptoms and treatment alternatives that are understandable to the average consumer. Our primary Web site at www.mediconsult.com is constructed to enable a person interested in any one of the 60 medical topics covered on our Web sites to access a broad range of information, including relevant information on other portions of our Web sites. For example, a visitor to the diabetes page will be referred to relevant information for diabetics on the nutrition section. We frequently solicit visitor feedback through surveys and polls and uses this information to refine further its content and expand our complementary offerings.

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

  -  participate in live, on-line events hosted by prominent physicians; and

  -  receive quick responses from our visitor support staff.

  LARGE, HIGHLY TARGETED AUDIENCE. Our Web sites are designed to attract a highly desirable target audience for pharmaceutical manufacturers and other healthcare companies. We have developed a sophisticated, integrated database of demographic information about patients' needs, habits, preferences and intentions. We are able to identify our visitor traffic patterns by condition or health issue, which provides relevant information for clients seeking to target an audience for a particular pharmaceutical product or condition.

  BROAD, SOPHISTICATED INTERNET HEALTHCARE MARKETING AND ADVERTISING PROGRAMS. Mediconsult designs, develops, and implements broad, sophisticated Internet compliance, launch, marketing and direct-to-consumer advertising programs for pharmaceutical and other healthcare companies and provides ongoing support services as part of these programs. We utilize our extensive knowledge of the Internet healthcare user and our high quality, focused content to effectively design and develop programs focused on a particular product or health issue. These programs incorporate one or more of a broad spectrum of Internet-based tools and products ranging from condition diagnosis tools, to targeted site sponsorships, to customized Web sites containing relevant content from our Web sites. In addition, we create calls to action, through visitor polls, surveys and coupons, to allow clients to gain more information about the visitor. Mediconsult designs its on-line marketing and advertising programs to complement our clients' traditional off-line marketing, compliance and media campaigns.

COMPANY STRATEGY

Effective upon our announcement of the agreement to acquire Physicians' Online, we officially changed our strategy and announced that we would no longer be selling banner advertisements on our patient-focused websites. We are now primarily focused on physicians as the driving force of most healthcare spending, Mediconsult operates the first and most active online network of physicians -- Physicians' Online. POL has been operating since 1992. The POL network offers a number of services and tools for physicians that focus on the physician's on-line clinical needs, including:

        -   journal articles;

        -   medical associations;

        -   medical news;

        -   practice management tools;

        -   continuing medical education;

        -   discussion forums;

        -   e-mail;

        -   Internet access;

        -   recruitment services;

        -   build-a-website;

        -   phone-answering/paging service;

        -   Rx sample ordering; and

        -   e-commerce (books and supplies).

  The POL network is accessible only by members that have been authenticated as practicing U.S.-based physicians prior to their entering the site. The authentication process requires the physician to provide personal information (ME number) that is then matched to the American Medical Association database, or to provide other appropriate documentation (medical license, for example) via fax. Once the physician has been authenticated, we provide him or her with a username and password to use each time they visit the network.

POL operates as an Internet Service Provider (ISP) as an additional service to its members. Approximately half of POL's active members access the service through the POL ISP. The POL ISP is one of the largest virtual private networks in the U.S. Regardless of whether a physician uses the POL ISP, all members are provided a POL e-mail account.

  The most popular features of the POL site are the clinical discussion forums, medical literature searches and e-mail. There are more than 35,000 active discussion `threads' on POL. Members can post clinical information about a difficult case and receive advice from their colleagues.

  With the merger with POL, we now have a combination of the largest authenticated, physicians-only audience, combined with one of the largest patient audiences. These two key strategic assets now allow us to focus more intently on the opportunities in areas such as electronic medical education, as evidenced by our recently announced agreement with Bristol-Myers Squibb, and physician programs such as the Mydoctor.com initiative which allows a POL-member physician create his or her own custom Web site in only minutes.

  In the patient healthcare arena, our primary focus is the design, development and implementation of interactive solutions that educate physicians, empower patients and enable a more effective physician/patient relationship. We create and maintain communities of doctors and patients and specialize in enabling communication between members of these two distinct communities.

  ENHANCE THE VISITOR EXPERIENCE AND SENSE OF ON-LINE COMMUNITY. We are committed to continually improving the utility and perceived value of our Web sites. Mediconsult seeks to:

  - broaden and deepen the content of our Web sites;

  - improve the navigability of our Web site environment;

  - expand and enhance our suite of complementary services;

  - further segment medical topics into more specific ones;

  - enhance the depth of content relating to the clinical conditions that most frequently affect our visitors; and

  - tailor our Web sites to meet the needs and preferences of the visitor.

  INCREASE TARGETED TRAFFIC THROUGH STRATEGIC ACQUISITIONS AND RELATIONSHIPS, AND CONTENT LICENSING. We seek to bolster traffic and revenue through strategic acquisitions and relationships. We have recently completed strategic initiatives to purchase, manage or sponsor several significant Web sites to improve the depth and breadth of our medical content and to increase visitor traffic. These include:

  - Pharminfo.com, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers;

  - Cyberdiet.com, a Web site providing tailored nutritional information and programs;

  -  INCIID.org, a Web site providing information on infertility;

  - Heartinfo.org, the leading site for patients and professionals seeking information on heart disease and hypertension;

  - Mood Sciences, a developer of a Web-based software tool for the screening and monitoring of 12 mood related disorders; and

  -  Storknet.org, a leading website for pregnancy and parenting issues.

  We believe that there will continue to be significant opportunities to manage or acquire Web sites or content that will complement our existing offerings. We also expect to increase our visitor traffic and related revenue opportunities by licensing content to other Web sites.

  BROADEN RELATIONSHIPS WITH PHARMACEUTICAL COMPANIES. We seek to broaden relationships with pharmaceutical companies in several ways. We attempt to expand relationships with existing clients to broaden the number of programs, both in terms of number of products and types of client services, provided to them. For example, our work with Novartis Consumer Health Canada, in designing and developing a Web site for the Habitrol smoking cessation product led to a relationship with Novartis Pharma, the pharmaceutical division of Novartis AG. We expanded this relationship to include a French language version of the Habitrol Web site. We have numerous other projects and proposals with Novartis Pharma currently in process. We also continue to actively pursue a number of additional major pharmaceutical companies and other healthcare clients with proposals tailored to their specific products and marketing strategies.

  BUILD STRONG BRAND AWARENESS. We believe that establishing brand awareness is critical to attracting and retaining visitors and advertisers. The Company seeks to build its brand by creating a superior visitor experience and creating broad awareness of its name as the trusted on-line source for medical information. We intend to achieve this goal by expanding our marketing and educational efforts through both off-line and on-line marketing initiatives, including collaborative events with patient associations such as the National Stroke Association and the Arthritis Foundation, speeches and media coverage.

THE MEDICONSULT.COM FAMILY OF WEB SITES

  Our family of Web sites serves as a gateway for access to a comprehensive source of health-related information focused on the clinical and educational needs of patients, as well as practicing physicians and other healthcare professionals. Since inception of Mediconsult in 1996, we have focused on developing our reputation as the leading independent provider of health information to consumers on the Web. Mediconsult.com, includes easy to understand information on more than 60 chronic medical conditions and health issues. We believe that in the United States these medical conditions affect more than 90 million people and represent a significant portion of healthcare spending. The major medical conditions and health issues covered by the Company's Web sites include:

--------------------------------------------------------------------------------------------------------------
Acid Reflux                         Emphysema                             Osteoporosis
--------------------------------------------------------------------------------------------------------------
AIDS/HIV                            Epilepsy                              Palliative Care
--------------------------------------------------------------------------------------------------------------
Alzheimer's Disease                 Erectile Dysfunction                  Parkinson's Disease
--------------------------------------------------------------------------------------------------------------
Anxiety                             Fitness                               Peptic Ulcers
--------------------------------------------------------------------------------------------------------------
Arthritis                           General                               Pregnancy Complications
--------------------------------------------------------------------------------------------------------------
Asthma                              GERD (Heartburn/Acid Reflux)          Prostate Cancer
--------------------------------------------------------------------------------------------------------------
Attention Deficit Disorder          Headache                              Senior Health
--------------------------------------------------------------------------------------------------------------
Benign Prostatic Hypertrophy        Heart Disease                         Sexually Transmitted Diseases
--------------------------------------------------------------------------------------------------------------
Bladder Cancer Heartburn            Herpes                                Skin Cancer
--------------------------------------------------------------------------------------------------------------
Brain Tumor                         Hypertension                          Skin Disorder
--------------------------------------------------------------------------------------------------------------
Breast Cancer                       Ileostomy                             Smoking Cessation
--------------------------------------------------------------------------------------------------------------
Bronchitis                          Incontinence                          Spinal Cord Injury
--------------------------------------------------------------------------------------------------------------
Cancer Support Group                Inflammatory Bowel Disease            Stoma/Ileostomy/Colostomy
--------------------------------------------------------------------------------------------------------------
Cervical Cancer Infertility         Kidney Cancer                         Stress
--------------------------------------------------------------------------------------------------------------
Children's Health                   Interstitial Cystitis                 Strokes
--------------------------------------------------------------------------------------------------------------
Chronic Fatigue Syndrome            Leukemia                              Testicular Cancer
--------------------------------------------------------------------------------------------------------------
Chronic Pain                        Liver Disease                         Travel Vaccinations
--------------------------------------------------------------------------------------------------------------
Chronic Renal Failure               Lung Cancer                           Urinary Stones
--------------------------------------------------------------------------------------------------------------
Cirrhosis                           Lymphoma                              Vasectomy
--------------------------------------------------------------------------------------------------------------
Colorectal Cancer                   Melatonin                             Vitamins
--------------------------------------------------------------------------------------------------------------
Colostomy                           Menopause                             Women's Health
--------------------------------------------------------------------------------------------------------------
Contraception                       Men's Health
--------------------------------------------------------------------------------------------------------------
Depression                          Migraines
--------------------------------------------------------------------------------------------------------------
Diabetes                            Multiple Sclerosis
--------------------------------------------------------------------------------------------------------------
Eating Disorders                    Nutrition
--------------------------------------------------------------------------------------------------------------

The other sites included among our family of sites are:
        -   heartinfo.org - Heart health for patients and physicians;

        -   pharminfo.com - Current and in-depth drug information;

        -   cyberdiet.com - Fitness and nutrition resource and community; and

        -   inciid.org - Infertility information and support.

  Within this group of medical conditions, Mediconsult provides specific tools, resources, experts and information databases to assist visitors in dealing with a variety of inquiries including those relating to a recent diagnosis, general background information, and highly technical drug profiles. These resources include:

  - comprehensive and easy to understand independent medical information from a variety of independent sources, including medical journals, healthcare association literature and general periodicals;

  - a community of visitors with an interest or experience in the topic;

  - on-line moderated support groups; and

  - a selection of recommended books and other healthcare products for purchase on-line.

  The www.mediconsult.com Web site has received awards from more than 30 independent organizations under the general categories of content, navigation and overall design. Among the more recent awards and citations are those from ENCYCLOPEDIA BRITANNICA (one of 76 "Best of Web" sites out of 125,000 reviewed), THE LANCET ("An exceptionally well-designed, easy to navigate site brimming with health news and patient-oriented information"), and POPULAR SCIENCE (one of the "50 Best of the Web" for 1999). In January 1999, the Company's MEDICONSULT.COM Web site was one of 110 Web sites nominated for a "Webby" by the International Academy of Digital Arts and Science. We believe that these awards from independent companies and agencies help to build awareness of, and visitor traffic to, our Web sites and provide independent validation of the perceived thoroughness and quality of our Web sites and their content. More recently, we were named an Impact Award 2000 recipient by INTERNET WORLD, a Valuable Reference by CITELINE, a HEALTH EXPLORER Best Site, an ABC'S OF PARENTING 4-Star site and a HEALTH A-Z 5-Star site.

  We also provide visitors with the ability to purchase the following products on-line through our various sites:

  - MEDI-STORE. We operate an on-line store on www.mediconsult.com. Through this store, visitors can purchase selected medical products, vitamins and supplements categorized by medical condition.

  - MEDI-BOOKS. Through an agreement with Amazon.com, we offer visitors the opportunity to purchase healthcare-related books that have been reviewed by our medical professionals. This offers the visitor a pre-screened and targeted list of recommended books that are relevant to their area of interest.

  We believe that visitor support services are important in order to attract and retain visitors to our Web sites. We provide visitor support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout the Mediconsult family of Web sites, and visitor support staff responds to most e-mail queries within 24 hours. In addition, through support group activities, healthcare professionals provide free e-mail support for a broad range of issues.

  Mediconsult has strict policies and practices to ensure privacy and confidentiality of personal information posted on the Mediconsult family of Web sites. We adhere to the Health on the Network (HON) code of conduct (www.hon.org) and the Trusted Standards in Electronic Transactions, known as Truste, privacy and disclosure requirements. The Truste program is intended to maximize disclosure to consumers with regard to the collection of personally identifiable information on Web sites in order to promote the Internet as a safe and secure place to conduct business, education, communication and entertainment activities. In accordance with our commitment to Truste, we do not display or make publicly available any personally identifiable information without the prior written consent of the individual identified, and we limit the usage of personally identifiable information gathered on our sites.

PRODUCTS AND SERVICES

PHYSICIAN-ORIENTED PRODUCTS AND SERVICES

  We design and develop physician-oriented programs. These include programs such as electronic medical education, the medical education planner, the Mydoctor.com suite of products and ISP services to physicians. Through POL we also offer secure physician-only communities that allow medical professionals to openly discuss clinical issues and outcomes, and other services designed to facilitate the physician/patient relationship.

MARKETING AND ADVERTISING PROGRAMS.

  We design, develop and implement sophisticated on-line marketing and advertising programs for pharmaceutical and other healthcare companies. These programs are intended to educate patients on particular medical conditions, increase their awareness of treatment options, describe the benefits of various treatments and generally increase compliance with treatment protocols. The Company's programs include:

  - condition-specific site sponsorships, visitor polls and surveys, and live
    events, to   build brand awareness;

  - condition-specific content, to educate the targeted visitor group;

  - calls to action and other visitor interactions, such as requests for product samples;

  - design and development of customized Web sites focused on a particular product, treatment or medical condition;

  - development of product positioning strategies and initiation of on-line program launches; and
    Web site management and support and visitor services.

CONTENT LICENSING AND WEB SITE SUPPORT.

  We also seek to increase visitor traffic and generate additional revenue by licensing content to, and providing Web site support for, Web sites established by healthcare organizations, including health maintenance organizations, and other payers, and pharmaceutical companies. Under these arrangements, we design, develop and maintain individual Web sites for clients incorporating content from the Mediconsult family of Web sites. In addition, with certain clients we maintain the right to place advertisements on client sites, sharing revenue on a predetermined basis. Listed below is a sample of some of the Company's content licensing and Web site support clients.

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

JOINT VENTURES, STRATEGIC ACQUISITIONS AND RELATIONSHIPS

JOINT VENTURES.

  In February 1999, we entered into a memorandum of agreement to form a 50/50 joint venture with CommonHealth LLP ("CommonHealth"). The venture was intended to focus on providing pharmaceutical and other healthcare companies with innovative approaches to marketing their products in comprehensive marketing and advertising campaigns containing both significant Internet components and traditional media such as, print, television and direct marketing. Based upon changed strategic focus, the documentation to finalize the venture was not completed, and during 1999, CommonHealth and Mediconsult agreed to terminate the relationship.

STRATEGIC ACQUISITIONS.

  Mediconsult has grown in part through strategic acquisitions and agreements. We plan to continue this strategy in order to increase visitor traffic, increase revenue, gain access to human resources, and increase the breadth and depth of the medical content provided on our Web sites. During 1999, we acquired or entered into Web site management or sponsorship agreements as follows:

     INCIID.ORG, a Web site providing information on infertility. In February 1999, we entered into an exclusive sponsorship agreement with the InterNational Counsel of Infertility Information Dissemination, a not-for-profit organization, relating to INCIID.ORG and granting us the sole right to place advertisements on the Web site, to link traffic, and manage the content on the Web site.

     CYBERDIET.COM, a Web site providing tailored nutritional information and programs. On May 11, 1999, we completed the acquisition of CyberDiet, Inc., the owner of Cyberdiet.com which provides tailored nutritional information and programs, in exchange for 400,000 shares of our common stock issued to the former shareholders of CyberDiet, Inc. The total purchase price, including acquisition costs and assumption of net liabilities, was $2.8 million. The fair value of shares provided as consideration was determined by the market price of the shares at the announcement date (February 25, 1999). The excess of the purchase price over net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over five years.

     CYBER-TECH, INC, a company that has developed and provides high quality content and tools focused on heart disease and related areas that have attracted a large and growing number of visitors to the www.heartinfo.com Web site ("Cyber-Tech"). On June 14, 1999, we acquired all of the capital stock of Cyber-Tech, Inc. ("Cyber-Tech"). The consideration paid to Cyber-Tech shareholders consisted of $3,765,000 in cash and 267,732 shares of our common stock. Mediconsult and the shareholders of Cyber-Tech also entered into an Escrow Agreement with respect to certain of the shares of Mediconsult common stock issued to the former Cyber-Tech shareholders. The total transaction value, including acquisition costs, was $7.6 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was allocated to goodwill and other intangible assets. Goodwill and other intangible assets are being amortized on a straight-line basis over an estimated useful life of three to five years.

     MOOD SCIENCES, INC., a company that specializes in mental health disease management innovations, ("Mood Sciences"). Mood Sciences was acquired on October 27, 1999, in exchange for 215,000 shares of Mediconsult common stock. The total purchase price, including acquisition costs of $0.2 million and assumption of net liabilities of $0.2 million, was $1.9 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over five years.

     PHYSICIANS' ONLINE INC., a company with more authenticated doctor-users than any other medical Web site, ("Physicians' Online"). On December 16, 1999, we acquired the shares of Physicians' Online, Inc. ("POL"), a provider of an exclusive network for physicians in addition to on-line medical information and communications. POL operates a secure, physicians-only environment featuring access to medical databases, daily medical news, continuing medical education credits, clinical symposia, e-mail accounts, Internet access, and other services. As consideration for the acquisition, we issued approximately 18.5 million shares of Mediconsult common stock. The total value of consideration was $183.1 million, including the assumption of debt and acquisition costs. Identifiable intangible assets resulting from the transaction are amortized over periods ranging from three to five years.


STRATEGIC RELATIONSHIPS.

  We have entered into strategic alliances with a number of patient and professional associations, including the Arthritis Foundation, Leukemia Society of America, the National Stroke Association and the National Mental Health Association. These alliances allow us to:

  - gain access to condition-specific medical information;

  - gain access to condition-specific visitor traffic;

  - increase visibility of the Company on the Internet; and

  - increase resources available to the Company regarding particular medical conditions.

SALES AND MARKETING

  Until September of 1999, our sales and marketing was managed entirely by Mediconsult employees. In September, 1999 we entered into a relationship with Pharma Marketing, LLC under which responsibility for sales and marketing of certain aspects of our business to pharmaceutical companies is managed by this newly formed company. Marketing and program design continue to be managed by our own employees.

  Pharma Marketing, LLC, is a newly formed marketing company which will conduct sales and marketing activities on behalf of the Company ("Pharma Marketing"). On September 7, 1999 we entered into a membership investment agreement for the purchase 35% of the aggregate membership interests of Pharma Marketing for $1,250,000 and 200,000 shares of Mediconsult common stock. The remaining 65% of Pharma Marketing is owned by a certain individual ("Individual"). Under the terms of an operating agreement with and among Mediconsult, Pharma Marketing and the Individual, the $1,250,000 contributed by Mediconsult and 100,000 of the 200,000 shares that we issued to Pharma Marketing, were distributed to the Individual in September 1999.

  We generally seek to hire individuals with significant experience in program design, marketing and from the Internet and healthcare industries.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

  Our operating infrastructure has been designed and implemented to support the reliable and swift delivery of hundreds of thousands of page views a day. The design of our Web sites allows for growth into millions of page views per day. Web pages are generated and delivered, in response to visitors' requests by any one of multiple Web servers. Key attributes of this infrastructure include scalability, performance and service availability.

  Mediconsult has deployed a standard production and development server environment utilizing standard software solutions running on generally available server hardware platforms. We are currently transitioning our systems hosted at various offsite facilities to an in-house software environment to be located in the United States in its Tarrytown, NY facilities, which the Company will manage from Toronto, Canada and Tarrytown. Our Web-based software systems use standard, off-the-shelf software components. Our strategy is to license and integrate "best-of-breed" commercially available technology from industry leaders such as IBM, Sun Microsystems and Microsoft whenever possible. We believe this architecture will allow us to increase rapidly the scale of our systems in a cost-effective manner.

  Our production data is copied to backup tapes each night and stored at a third party, off-site storage facility. We do not have a comprehensive disaster recovery plan, but we are in the process of developing such a plan to respond to system failures. We have engaged International Computer Security Associates to conduct a security audit of our systems. Strict password management and physical security measures are followed.

COMPETITION

  There are many companies that provide Internet and non-Internet based education, content, marketing and advertising services to the healthcare industry. All of these companies compete with Mediconsult for clients, and Internet healthcare companies also compete with us for visitor traffic. We expect competition to continue to increase as there are no substantial barriers to entry in our markets. Increased competition could result in reductions in the fees we receive for our services, lower margins, loss of clients, reduced visitor traffic to its Web sites, or loss of market share. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services. Our principal competitors include:

  - advertising agencies and consulting firms, such as Young & Rubicam and Agency.com, that develop marketing and advertising programs for pharmaceutical and other healthcare companies;

  - Web sites that deliver consumer and professional healthcare information, either as their sole focus or as part of a more broadly-based site, such as Health Oasis, InteliHealth, iVillage, OnHealth, Thrive Online, Healtheon/WebMD, CareInsite, and Medscape;

  - Other, larger companies that either have entered the Internet healthcare markets or have announced an intention to do so, such as IMS Health, McKesson HBOC, Quintiles Transnational, and National Data;

  - general purpose consumer online service providers, such as America Online and Microsoft Network;

  - Web site development firms, such as USWeb/CKS; and

  - publishers and distributors of television, radio and print, such as FOX, CBS, Disney, NBC and Time Warner.

  Our ability to compete depends on a number of factors, many of which are outside of our control. These factors include quality of content, ease of use, timing and market acceptance of new and enhanced services, and level of sales and marketing efforts.

  Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, existing relationships with pharmaceutical and other healthcare companies and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than us to the development and promotion of their services. These competitors may also engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, advertisers and alliance partners. Our competitors may develop services that are equal or superior to those provided by Mediconsult or that achieve greater market acceptance and brand recognition than we achieve. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address the needs of advertisers. It is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully or competitive pressures may have a material adverse effect on our business, results of operations and financial condition. If clients perceive the Internet generally or our Web sites to be a relatively limited or ineffective medium, clients may be reluctant to devote a significant portion of their budgets to Internet advertising or to advertise on our Web sites.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

  We protect our intellectual property through a combination of trademark and copyright law, trade secret protection and confidentiality with employees, customers, independent contractors and strategic partners. We pursue the registration of its domain names, trademarks and service marks in the United States, and has obtained trademark registration in the United States of the "MEDICONSULT.COM" mark and assert various other trademarks and servicemarks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. We obtain a majority of our content from the public domain. In addition, we create some of our own content and obtain rights to use the balance of our content from third parties. It is possible that we could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and we may be subject to claims from licensors. We currently have no patents; however, we have one patent pending which was acquired in the Mood Sciences transaction. We do not anticipate that patents will become significant part of our intellectual property in the future. We seek to enter into confidentiality agreements with our employees and independent consultants and have instituted procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of others. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against the Company. The legal status of intellectual property on the Internet is currently subject to various uncertainties.

HUMAN RESOURCES

  As of December 31, 1999, we employed 284 full-time employees, of whom 32 were in marketing, sales and program design, 117 were in product and content development, 33 were in administration and corporate services, and 102 were in operations and support. In addition, there were 10 part-time employees. As we continue to grow and introduce more products, we expect to hire more personnel. Competition for personnel is intense and we may not be able to retain our senior management or other key personnel in the future. None of our current employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that our relations with employees are good.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

  GENERAL. There is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, visitor privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws may have an adverse effect on our business. In addition to Internet regulation, our Web sites may be subject to numerous state and federal laws that govern the delivery of healthcare services and goods in the United States. These laws range from laws prohibiting the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services and goods to licensure requirements as well as special protection for healthcare data. These laws are complicated and are under constant revision and interpretation. These laws and their active enforcement, particularly in the area of healthcare fraud, affects the way all healthcare providers structure their business relationships and deliver healthcare services and goods. New developments in this area could affect the structure and operation of our business. In the event some state or federal regulatory agency determined that our relationship with one or more of our clients that deliver healthcare services or goods violate any such laws, then we could be subjected to fines and other costs and could be required to revise or terminate that portion of its business.

  LIABILITY FOR INFORMATION RETRIEVED FROM THE COMPANY'S WEB SITES AND FROM THE INTERNET. Content may be accessed on our Web sites and this content may be downloaded by visitors and subsequently transmitted to others over the Internet. This could result in claims against Mediconsult based on a variety of theories, including defamation, practicing medicine without a license, malpractice, obscenity, negligence, copyright or trademark infringement or other theories based on the nature, publication and distribution of this content. Some of these types of claims have been brought, sometimes successfully, against providers of Internet services in the past. We could also be exposed to liability with respect to third-party content that may be posted by visitors in chat rooms or bulletin boards offered on our Web sites. It is also possible that if any information contains errors or false or misleading information, third parties could make claims against us for losses incurred in reliance on such information. In addition, we may be subject to claims alleging that, by directly or indirectly providing links to other Web sites, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective Web sites. The Communications Decency Act of 1996 provides that, under certain circumstances, a provider of Internet services shall not be treated as a publisher or speaker of any information provided by a third-party content provider. This safe harbor has been interpreted to exempt certain activities of providers of Internet services. Our activities may prevent us from being able to take advantage of this safe harbor provision. While we attempt to reduce our exposure to such potential liability through, among other things, visitor policies and disclaimers, the enforceability and effectiveness of such measures are uncertain. Any claims brought against us in this respect may have a material and adverse effect on our business.

  ON-LINE CONTENT REGULATIONS. While we do not believe the content on our Web sites is obscene or indecent, our Web sites contain healthcare content which is explicit in nature and is intended for a mature audience. Several federal and state statutes prohibit the transmission of certain types of indecent, obscene or offensive content over the Internet to certain persons. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on our Web sites. Legislation regulating online content could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium, which could have a material adverse effect on our business, results of operations and financial condition. We adhere to the Health on the Network code of conduct which establishes guidelines for health information on the Internet.

  PRIVACY CONCERNS. The Federal Trade Commission ("FTC") is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish certain procedures to, among other things: (1) give adequate notice to consumers regarding information collection and disclosure practices,
(2)
provide consumers with the ability to have personal identifiable information deleted from a company's database, (3) provide consumers with access to their personal information and with the ability to rectify inaccurate information, (4) clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's Web site and (5) obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age. Such regulation may also include enforcement and redress provisions. While we have implemented or intend to implement programs designed to enhance the protection of the privacy of our visitors, including children, there can be no assurance that such programs will conform with any regulations adopted by the FTC. The FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from visitors, which could have an adverse effect on our ability to provide highly targeted opportunities for clients, advertisers and e-commerce marketers.

  It is also possible that "cookies" (information keyed to a specific server, file pathway or directory location that is stored on a visitor's hard drive, possibly without the visitor's knowledge) used to track demographic information and to target advertising may become subject to laws limiting or prohibiting their use. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of our use of cookies could limit the effectiveness of our targeting of advertisements, which could have a material adverse effect on our business, results of operations and financial condition.

  The European Union ("EU") has adopted a directive that imposes restrictions on the collection and use of personal data. Under the Directive, EU citizens are guaranteed certain rights, including the right of access to their data, the right to know where the data originated, the right to have inaccurate data rectified, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standard in the United States. In particular, companies with offices located in EU countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, there can be no assurance that the directive will not adversely affect the activities of entities, such as Mediconsult, which engage in data collection from visitors in EU member countries.

  DOMAIN NAMES. Domain names are Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. We have registered as its URL, the domain name "mediconsult.com." Although we have registered "MEDICONSULT.COM" as a trademark, third parties may bring claims for infringement against us for the use of this trademark. There can be no assurance that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if reform efforts result in a restructuring of the current system.

  JURISDICTIONS. Due to the global nature of the Internet, it is possible that, although transmissions by Mediconsult over the Internet originate primarily in the United States, the governments of other states and foreign countries might attempt to regulate such transmissions or prosecute Mediconsult for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition. In addition, as our service is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We have not qualified to do business as a foreign corporation in any jurisdiction. This failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, financial condition and results of operations.

  ITEM 2. DESCRIPTION OF PROPERTY.

  We maintain executive offices in Hamilton, Bermuda, as well as corporate headquarters in New York, New York. The New York lease agreement for approximately 9,200 square feet of corporate headquarters space expires in 2003, but is subject to early termination at any time upon ninety days written notice. We operate out of offices in nine separate locations throughout the United States and Canada. We also have employees geographically dispersed who work out of home offices, independent or client offices.

  We own or lease a variety of computers and other computer equipment for our operational needs. This year we significantly upgraded and expanded our computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

  We believe that our facilities and equipment are suitable and adequate for our business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS.

  Our wholly owned subsidiary, POL is a defendant in a lawsuit in which a former officer and director of POL alleges, among other things, that POL violated securities laws in selling stock to the former officer and that POL breached its employment agreement with the former officer. This action is currently in the United States District Court in New York. POL has made a motion in the United States District Court action seeking dismissal of the action. By Order dated August 14, 1997, United States District Court Judge for the Southern District of New York (a) dismissed the first two counts of the former officer's Amended Complaint alleging violation of certain provisions of the Securities Act of 1933 with prejudice, and (b) dismissed the third, fourth and sixth counts of the former officer's Amended Complaint alleging securities fraud, common law fraud and negligent misrepresentation; with leave to replead. By letter dated November 4, 1997, the former officer notified the Court of the former officer's decision not to replead the former officer's third, fourth and sixth counts at this time.

  We are also party to a number of other claims and lawsuits incidental to our business.

  Management, based on the advice of counsel, believes that the ultimate outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  A majority of our stockholders approved the following actions by written consent on November 19, 1999:

1. the merger transaction with Physicians' Online, Inc. pursuant to the terms of the merger agreement, as amended, including the necessary issuance of up to 20,500,000 shares of Mediconsult common stock;

2. an amendment to the Mediconsult certificate of incorporation to increase the authorized common stock of Mediconsult from 50,000,000 shares to 100,000,000 shares;

3. an amendment to the Mediconsult 1996 Stock Option Plan to authorize an additional 3,500,000 shares of Mediconsult common stock for issuance thereunder and to provide for an independent compensation committee to administer certain option grants;

4. the assumption and adoption of the Physicians' Online, Inc. stock option plan, with certain amendments providing for the issuance of Mediconsult common stock, in accordance with the conversion ratio, upon exercise of the outstanding Physicians' Online, Inc. options; and

5. the ratification of an amendment to the Mediconsult bylaws increasing the size of the company's board to 10 to facilitate the placement of four Physicians' Online nominees on the Mediconsult Board as required by the merger agreement.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION. Until April 5, 1999, the Company's common stock traded on the over-the-counter market, under the symbol "MCNS". On April 6, 1999, the Company's stock was quoted on the NASDAQ National Market. The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the OTC Bulletin Board or NASDAQ, as applicable. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

            -------------------------------------------------------
                QUARTER ENDED          HIGH SALE          LOW SALE
            -------------------------------------------------------
            December 31, 1997           $ 1.6875          $1.046875
            -------------------------------------------------------
            March 31, 1998              $2.09375          $    1.00
            -------------------------------------------------------
            June 30, 1998               $1.90625          $    1.25
            -------------------------------------------------------
            September 30, 1998          $ 1.6875          $   0.635
            -------------------------------------------------------
            December 31, 1998           $ 9.5625          $    0.49
            -------------------------------------------------------
            March 31, 1999              $ 22.625          $  6.1875
            -------------------------------------------------------
            June 30, 1999               $19.6875          $  9.6875
            -------------------------------------------------------
            September 30, 1999          $  13.75          $    6.25
            -------------------------------------------------------
            December 31, 1999           $  9.938          $    5.25
            -------------------------------------------------------

(b) HOLDERS. As of December 31, 1999, the Company had approximately 300 shareholders of record. This does not include shareholders who hold stock in accounts at broker/dealers.

(c) DIVIDENDS. The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES. On February 26, 1999, we sold in a private placement an aggregate of 506,329 shares of our newly designated senior preferred stock and warrants exercisable for five years to purchase 224,000 shares of senior preferred stock to Nazem & Company IV, L.P., Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and other individual investors, for an aggregate of $3.2 million. On May 11, 1999, we completed the acquisition of CyberDiet in exchange for 400,000 shares of Mediconsult common shares issued to the former stockholders of CyberDiet. Effective June 1, 1999, we completed the acquisition of Cyber-Tech, Inc. in exchange for cash and 267,732 shares of our common stock. On September 7, 1999, we acquired a 35% interest in Pharma Marketing, LLC in exchange for cash of $3.3 million of which $1.65 million was reinvested in Mediconsult in exchange for the issuance of 200,000 of our common shares. Effective October 27, 1999 we acquired Mood Sciences, Inc. in exchange for 215,000 shares of our common stock.

ITEM   6.  SELECTED FINANCIAL DATA

  The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto presented under
Item 8.

                                                                          Year Ended December 31,
                                         ---------------------------------------------------------------------------------------
Income Statement Data:                           1999                   1998                   1997                   1996
                                                                                                                 (Partial Year)
                                         -----------------      -----------------      -----------------      ------------------
Revenues                                         6,362,226              1,030,934                256,374                      --
                                         -----------------      -----------------      -----------------      ------------------
Operating expenses
 Product and content development                 7,574,171              1,316,188                765,864                      --
 Marketing, sales and client service            11,934,645              1,811,710              1,130,340                 435,637
 General and administrative                      7,055,865              1,012,719                792,213                 403,794
 Depreciation and amortization                   3,758,210                170,439                132,768                      --
   Fair value of options granted to
    employees                                    2,031,251                275,145                 40,235                      --
   Fair value of options and warrants
    granted to consultants and third
    parties                                      1,834,175              1,354,000                     --                      --
                                         -----------------      -----------------      -----------------      ------------------
Total operating expenses                        34,188,317              5,940,201              2,861,420                 839,431
                                         -----------------      -----------------      -----------------      ------------------
Loss from operations                           (27,826,091)            (4,909,267)            (2,605,046)               (839,431)
Interest income (expense), net                   1,542,185                     --                (20,000)                (22,667)
                                         -----------------      -----------------      -----------------      ------------------
Net loss                                       (26,283,906)            (4,909,267)            (2,625,046)               (862,098)
                                         -----------------      -----------------      -----------------      ------------------
Dividends on preferred stock                      (945,505)                    --                     --                      --
                                         -----------------      -----------------      -----------------      ------------------
Net loss attributable to common
 stockholders                                  (27,229,411)            (4,909,267)            (2,625,046)               (862,098)
                                         -----------------      -----------------      -----------------      ------------------

Per common share data:
 Basic and diluted net loss per share               $(1.02)                $(0.27)                $(0.16)                 $(0.08)
 Weighted average shares - basic                26,711,890             17,910,898             16,729,900              11,137,662

Balance Sheet Data:
(unaudited)
Cash                                            22,320,814                135,053                400,949                 393,130
Working Capital                                 11,171,076               (593,159)               372,522                 (58,811)
Total Assets                                   222,780,950              1,142,383                751,763                 760,028
Stockholders' Equity                           206,578,329                278,381                565,526                 146,487

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

OVERVIEW

  Mediconsult is a leading provider of physician and patient-oriented healthcare information and services on the World Wide Web. Our Web sites provide a trusted source of comprehensive and easy to understand medical information and are designed to empower professionals and consumers through increased education related to medical conditions and treatment alternatives. The Web sites also provide a destination on the Internet where visitors, both professionals and patients, can interact with others in a community environment. We facilitate this environment through a well-organized, easy to navigate format and an array of complementary services, including moderated on-line support groups and discussion forums. By fostering communities centered around over 60 prevalent chronic medical conditions and health issues, we believe that Mediconsult creates significant opportunities for pharmaceutical and other healthcare companies to reach highly targeted physician and consumer audiences using Internet-based marketing and advertising programs.

BACKGROUND

  For the period from the inception of our operations in April 1996 through January 1997, our operating activities related primarily to the initial development of the mediconsult.com Web site and operating infrastructure, and also the recruitment of employees. Since the launch of mediconsult.com in 1996, we have focused on developing and organizing content in an easy to navigate format, and improving the functionality of mediconsult.com. We have added new sites through subsequent acquisitions including cyberdiet.com and heartinfo.com, and new Internet-based healthcare tools through the acquisition of Mood Sciences. We continue to refine our strategy of creating targeted on-line marketing and advertising programs for large pharmaceutical and other healthcare organizations. We continue to develop and implement these types of programs for our clients. We structure programs to provide clients with a measurable return on their investment by tracking the level of interest and interactive responses of visitors. Our programs utilize a broad range of on-line strategies and resources to deliver a message consistent with the advertisers' global marketing strategy.

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

  In the fourth quarter we expanded our focus to include a secure physicians-only service through the acquisition of Physicians' Online, Inc. Physicians' Online is an Internet online service that provides medical information, communications, and a transactions network for physicians. It is a secure, physicians-only environment featuring access to medical databases, daily medical news, continuing medical education credits, clinical symposia, e-mail accounts, Internet, discussions with colleagues, secure prescription transactions, market research and recruiting services, among other services. Membership is free.

REVENUE SOURCES

  Our main source of revenue has historically been through client services related to the development and support of on-line marketing and advertising programs for pharmaceutical and other healthcare companies. These services continue to be a source of revenue and typically include the design, development and management of customized Web sites relating to a particular pharmaceutical or other health-related products. Client services also include marketing research, focus group testing and on-line testing of visitors' preferences. Revenue from client services is recognized on the basis of contractual commitments over the period of each engagement using the percentage-of-completion method, based on labor hours and costs incurred as the measure of progress towards completion. Revenue from support services, principally the management of Web sites that we develop for our clients, is recognized ratably over the period services are provided, generally on a monthly basis. Payments received from clients prior to the performance of client services are recorded as unearned revenue.

  We also provide advertising services involving the sale of advertising space on certain Web sites we own, manage or sponsor. These services can be provided separately or as part of a more comprehensive suite of client services. Advertising services include banner advertisements, polls, surveys, registration programs, coupons and other interactive forms of advertising. Revenue from advertising sales is recognized ratably over the period in which the advertisement is displayed, if no significant obligations remain. In certain cases, advertising revenue from the sale of advertising space is related to the delivery of impressions or click-throughs from pages viewed by visitors to our Web sites. In these cases, we may guarantee a minimum number of impressions or click-throughs by visitors over a specific period of time. To the extent that revenue is related to the number of impressions or click-throughs, we defer recognition of this revenue until the required impressions or click-throughs are achieved. Payments received from advertisers prior to displaying their advertisements are recorded as deferred revenue. Mediconsult does not recognize revenue from barter transactions with respect to its advertising services. We recently announced that effective October 1, 1999 we will no longer sell banner advertising on our consumer Web sites. As a result, this source of revenue may decline in future periods even though we will continue to sell such advertising on our professional sites such as Physicians' Online.

  As noted above, in the third quarter we expanded our focus on long term strategic relationships with major pharmaceutical manufacturers to include other Internet-based initiatives in addition to marketing programs. The initial relationship in this new strategic direction was entered into with Bristol-Myers Squibb Company in which we are working with Bristol-Myers to develop innovative new approaches to electronic medical education. We are currently in the proposal stages for similar relationships with additional major pharmaceutical companies.

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

  Although we have certain electronic commerce alliances with merchants of healthcare-oriented books and products, revenue from these revenue-sharing arrangements has not been material. Revenue from our share of the proceeds from electronic commerce partners' sales is recognized by us upon notification from our commerce partners of sales attributable to our Web sites.

MARKETING AND SALES INITIATIVES

  In late 1997, we initiated our first significant marketing and advertising program. The Company was engaged by Novartis Consumer Health Canada to develop a comprehensive on-line smoking cessation program for its Habitrol brand, focused on Canadian consumers. We developed the Web site for this program during early 1998, for which we received payment as services were performed. We receive revenue for maintaining and upgrading this program (beginning with its launch in June 1998), and receive monthly advertising revenue for referring visitor traffic to the Habitrol Web site. We recently expanded the Habitrol program to provide French and professional healthcare versions of the Web site.

  We have also generated revenue from developing programs for a number of branded pharmaceutical products for Novartis Pharma, the worldwide pharmaceutical division of Novartis. We are developing the Web sites for these programs and receiving payment as services are performed. We are developing a custom version of an electronic medical education product for Bristol-Myers Squibb. In 1998, revenue from Novartis and Bristol-Myers Squibb represented $0.7 million or 65% of the Company's total revenue. In the twelve months ended December 31, 1999, revenue from Novartis and Bristol-Myers Squibb represented $5.0 million or 76% of the Company's total revenue. We have also completed assessment programs for Glaxo Wellcome and Astra Merck. The loss of Novartis or Bristol-Myers Squibb as a customer or any changes to the existing relationships that are less favorable to us, or any significant reduction in traffic on or through the Web sites that we manage, will materially and adversely affect our business, financial condition and results of operations.

  To date, our revenue has been generated primarily by our own internal sales organization, Pharma Marketing, LLC and, to a lesser extent, by third party advertising representatives. As of December 31, 1999, we had an internal marketing, sales, program design and product development organization of 149 professionals, compared to 28 at June 30, 1999. We believe that we need to increase further the size of our internal marketing and sales organization in order for us to execute successfully our growth strategy and, accordingly, we intend to hire additional marketing and sales professionals in 2000.

VISITOR TRAFFIC

To improve the depth and breadth of our medical content and to increase visitor traffic, in 1998 and 1999 we completed strategic initiatives to purchase, manage or sponsor the following Web sites and companies:

 . PharmInfo.com, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers.

 .  INCIID.org, a Web site providing information on infertility.

 . Cyberdiet.com, a Web site providing tailored nutritional information and programs.

 . Heartinfo.org, a leading Web site that provides high quality content and tools focused on heart disease and related areas that have attracted a large and growing number of visitors to the www.heartinfo.com Web site.

 . Mood Sciences, Inc., a company that specializes in mental health disease management innovations.

 . POL.net, the flagship site of Physicians' Online Inc., a company with more authenticated doctor-users than any other medical Web site, ("Physicians' Online").

We believe that Mediconsult's Web sites together represent the most highly trafficked physicians-only Web site and one of the most highly trafficked consumer healthcare information sites on the Internet. During the fourth quarter of 1999, our Web sites attracted 10.5 million visitors who viewed 58.5 million pages. On average, viewers spent approximately 22 minutes per session on our Web sites.

CORPORATE

  Mediconsult was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, we purchased Mediconsult.com Limited, a Bermuda corporation ("MCL"), through a merger in which MCL became a wholly-owned subsidiary. In December 1996, Mediconsult consummated a reincorporation merger pursuant to which it became a Delaware corporation. Mediconsult conducts business primarily through MCL, its Bermudan subsidiary. In addition to MCL, Mediconsult has established subsidiaries in the United States, Canada and the United Kingdom. Mediconsult's operations are conducted by MCL, which has obtained an exemption from all Bermudan income taxes until the year 2016. MCL has, however, entered into service agreements with other subsidiaries of Mediconsult for their employees to provide services to MCL. These subsidiaries will be subject to income taxes in their jurisdictions. MCL may be deemed to be doing business in the United States and thereby become subject to US taxation.

STOCK OPTIONS AND WARRANTS

  We expense stock options granted to employees over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation." The fair value of options and warrants granted to non-employees for services provided are expensed over the period the services are performed in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Pursuant to an agreement with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have warrants to this firm to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, we delivered warrants for 200,000 shares of Common Stock upon the filing of a prospectus for secondary public offering in February 1999, and have been exercised. We delivered warrants for 100,000 shares of common stock on March 15, 2000, and we are obligated to deliver the remaining 100,000 warrants on September 15, 2000, subject to certain conditions.

  As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options and warrants during the years ended December 31, 1999 and 1998, as well as deferred compensation expense for the value of options and warrants granted that were not vested as of such dates.


RESULTS OF OPERATIONS

  REVENUE. Revenue consists of fees received for the design, development and implementation of online marketing and advertising programs, including Web site development and implementation, advertising services, licensing our content and Web site support. Revenue was $0.3 million for the year ended December 31, 1997, $1.0 million for the year ended December 31, 1998 (an increase of 233% over the prior year) and $6.4 million for the year ended December 31, 1999 (an increase of 540% over the prior year). The period-to-period growth in revenue was primarily attributable to acquisitions, an increase in the number of clients, the number of marketing and advertising programs developed and implemented for those clients and our newly introduced initiatives focused on the delivery of electronic medical education over the Internet.

  PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses incurred by us to develop, enhance, manage, monitor and operate its Web sites and to develop new products such as electronic medical education and related products. Prior to 1997, these costs consisted primarily of third party software development expenses, which were deferred and amortized over the years ended December 31, 1997 and 1998. From 1997 onwards, these costs have consisted primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on our Web sites. For the year ended December 31, 1997, these costs were $0.8 million, for the year ended December 31, 1998, these costs were $1.3 million (an increase of 63% over the prior year) and for the year ended December 31, 1999 these costs were $7.6 million (an increase of 485% over the prior year). For 1997 and 1998, these costs related primarily to the development of healthcare content. In 1999 these activities were supplemented by both internal and third party expenses incurred for the development of new products, such as electronic medical education as well as costs incurred relating to acquisitions.

  MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client services costs include expenses incurred by the Company to obtain and maintain client relationships. These costs included salaries and fees paid to employees and consultants, and programming costs. In 1997, marketing, sales and client services costs were $1.1 million and for the year ended December 31, 1998, marketing, sales and client services costs were $1.8 million (an increase of 64% over the prior year). For the year ended December 31, 1999, these costs were $11.9 million (an increase of 561% over the prior year), consisting primarily of costs associated with the development and implementation of specific client marketing programs and of new prototype marketing and advertising programs. A substantial portion of the increase was attributable to acquisitions and a marketing agreement entered into with Pharma Marketing, LLC which resulted in sales and marketing efforts being significantly increased.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. For the year ended December 31, 1997, general and administrative expenses were $0.8 million. These expenses were $1.0 million for the year ended December 31, 1998 (an increase of 25% over the prior year), and $7.1 million for the year ended December 31, 1999 (an increase of 610% over the prior year). The increase in general and administrative expenses was attributable to increased salaries and related expenses associated with acquired companies and hiring additional personnel to support the growth of our operations. In addition, we opened offices in New York and Toronto in 1999.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of tangible assets and software, using the straight line method, over the estimated useful lives of the assets. Amortization expense includes intangible assets such as goodwill. For the year ended December 31, 1997, depreciation and amortization expense was $0.1 million. These expenses were $0.2 million for the year ended December 31, 1998 (an increase of 100% over the prior year), and $3.8 million for the year ended December 31, 1999 (an increase of 1800% over the prior year). The increases are primarily due to the growth of the Company, and the acquisitions completed in 1999, principally the amortization of intangibles from the Physician's Online transaction.

  FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We recorded compensation expense in connection with the vesting of employee stock options of $40,235 during the year ended December 31, 1997, $0.3 million during the year ended December 31, 1998 (an increase of 646% over the prior year) and $2.0 million during the year ended December 31, 1999 (an increase of 567% over the prior year). The increase is attributable to an increase in the number of employees and the number of options being granted to employees and an increase in the value of each stock option granted.

  FAIR VALUE OF OPTIONS GRANTED TO CONSULTANTS AND WARRANTS GRANTED TO THIRD
PARTIES.   The fair value of options and warrants granted to non-employees for services provided are expensed over the period the services are performed in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." We recorded compensation expense in connection with stock options and warrants granted to consultants and third parties of $nil during the year ended December 31, 1997, $1.4 million in the year ended December 31, 1998, and $1.8 million during the year ended December 31, 1999 (an increase of 29% over the prior year).

  Compensation expense represents the amortization of deferred compensation that is measured based on the fair value of the options and warrants granted to employees, consultants and third parties. These amounts are amortized over the vesting period of the applicable options. We have recorded deferred compensation for the value of the options granted that have not yet vested of $0.9 million as of December 31, 1998 and $16.1 million as of December 31, 1999.

QUARTERLY RESULTS OF OPERATIONS DATA

  The following table sets forth certain unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 1999. In our opinion, this data has been prepared substantially on same basis as the audited financial statements appearing elsewhere in this report and includes all necessary adjustments, consisting only of normal recurring adjustments necessary for fair presentation of this data. The quarterly data should be read in conjunction with the financial statements and the notes to these statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

  We have limited operating history upon which to evaluate our business and predict revenue and planned operating expenses. Our quarterly operating results may vary significantly in the foreseeable future due to a variety of factors, many of which are outside our control. The timing of our marketing program and electronic medical education product sales are two of the most significant factors affecting quarterly results. The time between the date of initial contact with a potential client and the execution of a contract with the client typically ranges from six weeks for smaller agreements nine months for larger agreements. These contracts are also subject to delays over which we have little or no control, including customers budgetary constraints, their internal acceptance reviews whether or when regulatory approval of their products is given by the Food and Drug Administration ("FDA") or other regulatory authority, the possibility of cancellation or delay of projects by clients and any post-approval actions taken by the FDA or other regulatory authority, including product recalls. During the selling process, we may expend substantial funds and management resources and yet not obtain adequate revenue. Once a contract is executed, a significant portion of our revenue may be derived from custom development efforts and implementation projects, rather than from recurring fees. As a result, we cannot predict with certainty when we will perform the work necessary to receive payment for these projects. In addition, traffic levels on Web sites have typically fluctuated during the summer, and during year-end and holiday periods, and we could experience a decrease in visitor traffic to our Web sites during these periods.

                                                                           QUARTER ENDED
                                                                            (UNAUDITED)
                                                        Mar. 31,      Jun. 30,      Sept. 30,      Dec.31,
                                                          1998          1998           1998          1998
                                                                           (in thousands)
     STATEMENT OF OPERATIONS DATA:
     Revenues                                              $  206         $  215        $  238       $   372
                                                           ------         ------        ------       -------
     Operating Expenses:
      Product and content development                         250            260           401           405
      Marketing, sales and client services                    189            492           234           896
      General and administrative                              171            137           183           435
      Depreciation and amortization                            39            126            45            46
      Fair value of options granted to employees               39             30            26           180
      Fair value of warrants granted to third                  --             --            --         1,354
       parties                                             ------         ------        ------       -------
      Total operating expenses                                688          1,045           889         3,317
                                                           ------         ------        ------       -------
     Loss from operations                                    (482)          (830)         (651)       (2,945)

     Interest income                                           --             --            --            --
                                                           ------         ------        ------       -------
     Net loss                                              $ (482)        $ (830)       $ (651)      $(2,945)
                                                           ------         ------        ------       -------
     Net loss per share                                    $(0.03)        $(0.05)       $(0.04)      $ (0.16)

  In 1999, due to various factors, the quarters ended March 31, June 30, and September 30, 1999, were revised after the initial filings were made. The following tables provide the Quarterly Results of Operations Data for each quarter of 1999, as originally filed and as revised, including the effect of the revisions.

                                                                   QUARTER ENDED
                                                                    (UNAUDITED)
                                                                Mar. 31,        Mar. 31,
                                                                  1999            1999
                                                              (as reported)    (revised)
                                                                    (in thousands)
            STATEMENT OF OPERATIONS DATA:
            Revenues                                           $   700        $   487

            Operating Expenses:
              Product and content development                      752            905
              Marketing, sales and client services                 738            738

              General and administrative                           825            656
              Depreciation and amortization                        119            119
              Fair value of options granted to employees           191            152
              Fair value of warrants granted to third parties       --             --
                                                               -------        -------
              Total operating expenses                           2,625          2,570
                                                               -------        -------
            Loss from operations                                (1,924)        (2,083)

            Interest income                                         --             --
                                                               -------        -------
            Net loss                                            (1,924)        (2,083)

            Dividends on preferred stock                            --            945
                                                               -------        -------
            Net loss attributable to common stockholders       $(1,924)       $(3,028)

            Net loss per share                                  $(0.10)        $(0.16)

  The effect of the revisions in the quarter ended March 31, 1999 was as follows:

                                                    Effect on Net
                                                         Loss
                                                    (in thousands)
                                                  -------------------
      Reduction of Revenue                                  $  (214)
      Reflect dividends on preferred stock (1)                 (946)
      Fair value of options granted to employees            $    40
      Other net decrease in operating expenses              $    16
                                                  -------------------
        Total effect                                        $(1,104)
                                                  -------------------

(1) Amount is reflected as an increase to net loss attributable to common shareholders.

                                                                       QUARTER ENDED
                                                                        (UNAUDITED)
                                                                 Jun. 30,          Jun. 30,
                                                                   1999              1999
                                                              (as reported)       (revised)
                                                                      (in thousands)
          STATEMENT OF OPERATIONS DATA:
          Revenues                                                 $ 1,203           $   812
          Operating Expenses:
           Product and content development                           1,368             1,368
           Marketing, sales and client services                        837               837

           General and administrative                                  649               830
           Depreciation and amortization                               388               388
           Fair value of options granted to employees                  384               391
           Fair value of warrants granted to third                   2,269             1,498
            parties                                                -------           -------
           Total operating expenses                                  5,896             5,312
                                                                   -------           -------
          Loss from operations                                      (4,693)           (4,500)
          Interest income                                              576               576
                                                                   -------           -------
          Net loss                                                  (4,117)           (3,924)
          Dividends on preferred stock                                  --                --
                                                         -----------------------------------

          Net loss attributable to common stockholders             $(4,117)          $(3,924)
          Net loss per share                                        $(0.15)           $(0.14)

  The effect of the revisions in the quarter ended June 30, 1999 was as follows:

                                                          Effect on Net
                                                               Loss
                                                       -------------------
                                                           Quarter Ended
                                                              06/30/99
                                                           (in thousands)
                                                       -------------------
            Reduction of Revenue                                   $(391)
            Fair value of options granted to employees                (7)
            Fair value of warrants granted to consultants            771
            Other net decrease in operating expenses                (180)
                                                       -------------------

            Total effect                                           $ 193
                                                       -------------------

                                                                      QUARTER ENDED
                                                                       (UNAUDITED)
                                                                  Sep. 30,        Sep. 30,
                                                                    1999            1999
                                                               (as reported)     (revised)
                                                                       (in thousands)
            STATEMENT OF OPERATIONS DATA:

            Revenues                                               $ 1,984         $ 2,416
                                                                   -------         -------
            Operating Expenses:

             Product and content development                         2,369           2,369
             Marketing, sales and client services                    2,764           6,087
             General and administrative                              1,225           1,847
             Depreciation and amortization                             885             885
             Fair value of options granted to employees              1,120             517
             Fair value of warrants granted to third                    --             210
              parties                                              -------         -------
             Total operating expenses                                8,364          11,915
                                                                   -------         -------
            Loss from operations                                    (6,379)         (9,499)
            Interest income                                            592             592
                                                                   -------         -------
            Net loss                                                (5,787)         (8,907)
            Dividends on preferred stock                                --              --
                                                            ------------------------------
            Net loss attributable to common stockholders           $(5,787)        $(8,907)

            Net loss per share                                      $(0.20)         $(0.31)
                                                                   -------         -------

  The effect of the revisions in the quarter ended September 30, 1999 was as follows:

                                                                        Effect on Net
                                                                             Loss
                                                                     -------------------
                                                                         Quarter Ended
                                                                            09/30/99
                                                                         (in thousands)
                                                                     -------------------
            Increase in (reduction of) revenue                                   $   432
            Fair value of options granted to employees                               603
            Fair value of warrants granted to consultants                           (210)
            Expense amounts related to Pharma Marketing LLC                       (3,323)
            Other net decrease in operating expenses                                (622)
                                                                     -------------------

              Total effect                                                       $(3,120)
                                                                     -------------------

                                                                        QUARTER ENDED
                                                                         (UNAUDITED)
                                                                          Dec. 31,
                                                                            1999
                                                                       (in thousands)
            STATEMENT OF OPERATIONS DATA:

            Revenues                                                       $  2,647
                                                                           --------
             Product and content development                                  2,933
             Marketing, sales and client services                             4,273
             General and administrative                                       3,723
             Depreciation and amortization                                    2,366
             Fair value of options granted to employees                         970
             Fair value of warrants granted to third                            126
              parties                                                      --------
             Total operating expenses                                        14,391
                                                                           --------
            Loss from operations                                            (11,744)
            Interest income                                                     374
                                                                           --------
            Net loss                                                        (11,370)
            Dividends on preferred stock                                         --
                                                           ------------------------
            Net loss attributable to common stockholders                   $(11,370)

            Net loss per share                                               $(0.35)


LIQUIDITY AND CAPITAL RESOURCES

  Since inception, we have financed operations primarily through the public and private placement of equity securities and advances from our principal stockholder. Our most significant financing transaction was a public offering completed in April 1999 which raised net proceeds to Mediconsult of $57 million. As of December 31, 1999, we had $22.3 million in cash and cash equivalents compared to $0.1 million at December 31, 1998.

  We have incurred substantial costs to design, develop and implement Internet-based marketing and advertising programs for clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since commencing operations. As of December 31, 1999, we had an accumulated deficit of $34.7 million. These losses have been primarily funded through the public offering referred to above and by advances aggregating $5.1 million by a stockholder, an entity controlled by Robert A. Jennings, our Chairman and Chief Executive Officer. Approximately $0.5 million of these advances were repaid and $4.3 million converted to equity in 1999. The balance constitutes an interest free advance of $0.3 million.

  To date, we have experienced negative cash flows from operating activities. For the period ended December 31, 1997, net cash used in operating activities was $2.5 million. For the year ended December 31, 1998, net cash used in operating activities was $2.7 million. For the year ended December 31, 1999, net cash used in operating activities was $14.4 million. Net cash used in operating activities for these periods was primarily attributable to net losses during these periods offset by certain non-cash expenses. For the year ended December 31, 1999, the increase in net cash used in operating activities was attributable to a net operating loss of $26.3 million, offset by certain non-cash items of $11.9 million in the aggregate. This amount was comprised of deferred compensation expense of $3.9 million related to stock options and warrants granted to employees and consultants, depreciation of $0.6 million, amortization of intangibles of $3.1 million, amortization of deferred compensation related to shares issued for services and membership in Pharma Marketing LLC of $1.5 million and net changes in operating working capital of $2.8 million.

  For the period ended December 31, 1997, net cash used in investing activities was $0.1 million. For the year ended December 31, 1998, net cash used in investing activities was $30,225. For the year ended December 31, 1999, net cash used in investing activities was $23.7 million. Cash used in investing activities during 1997 and 1998 related to capital expenditures, primarily the acquisition of equipment. In 1999, the balance was comprised of $2.4 million of capital expenditures and $21.3 million on acquisition of subsidiaries, net of cash acquired of $.2 million.

  For the period ended December 31, 1997, net cash provided by financing activities was $2.6 million. For the year ended December 31, 1998, net cash provided by financing activities was $2.4 million. For the year ended December 31, 1999, net cash provided by financing activities was $60.3 million. Net cash proceeds from financing activities in 1997 and 1998 were primarily attributable to net proceeds received from unsecured advances from a stockholder in the aggregate amount of $2.6 million in 1997 and $2.2 million in 1998. By December 31, 1999, $4.3 million of the cash advances from a stockholder made prior to that date had been converted into junior preferred stock. Net cash provided by financing activities in 1999 comprised $57 million from the issuance of common stock and $3.2 million from the issuance of senior preferred stock that was subsequently converted to common stock. We also had net repayments of $0.2 million to a stockholder in 1999 and realized $0.3 million from the exercise of stock options.

  As of December 31, 1999, we had no principal capital commitments outstanding. During 2000 we expect to repay $5.0 million of notes payable. In addition, at December 31, 1999 we had lease obligations totaling $1,266,000, as more specifically set forth below:

                       Year                 Lease
                                         Obligations
            2000                             $  434,000
            2001                                227,000
            2002                                227,000
            2003                                218,000
            2004                                160,000
                                     ------------------
            Total lease obligations          $1,266,000

  Subsequent to December 31, 1999, we have entered into additional lease agreements which will increase our lease obligations in 2000, 2001, 2002, 2003, and 2004, by $801,567, $915,156, $915,156, $228,789, and $nil, respectively.

  In connection with our sponsorship and management of INCIID.ORG, we have committed to pay INCIID $0.5 million per year beginning in 1999 for three years in equal quarterly installments, in cash or common stock as we determine with respect to each quarter.

  Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $2.6 million for the year ended December 31, 1997, $4.9 million for the year ended December 31, 1998 and $26.3 million for the year ended December 31, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future and at least through the year 2000 as a result of our expansion plans and expectations that operating expenses will increase in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at current levels or increase in the future. If our revenue does not increase and if spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

  Our working capital requirements depend on numerous factors. We have experienced a substantial increase in expenditures since inception consistent with growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for new product and content development and for technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and more aggressive brand promotions. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operation and could be materially and adversely affected.

  We currently anticipate that available cash resources, including revenue generated from clients, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the year 2000. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities stockholders will experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, it may subject us to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

  Although a significant portion of our revenue is derived from activities conducted outside the United States, fees paid to us have been and are expected to continue to be paid in U.S. dollars. However, a substantial portion of our payroll is paid, and it is expected that rent under leases of office facilities outside the United States will be paid, in currencies other than U.S. dollars. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the U.S. dollar. We do not cover known or anticipated operating exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and advances from shareholder are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  Management believes that the future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements, except that the Company is currently evaluating the future impact that Staff Accounting Bulletin 101, Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on its financial statements.

YEAR 2000

  Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. We have not encountered any significant Year 2000 problems to date and do not expect that any will arise.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

  This Form 10-K contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among other factors noted herein, the following:

We Have Only Been In Business For A Short Period Of Time, So The Basis For Evaluation Is Limited.

  We began operations in April 1996 when we launched a limited, initial Web site. We launched a more extensive Web site in September 1996. As a result, there is a limited history of operations for evaluating our business. The risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet market and the direct-to-consumer advertising market must be considered. Some of these risks and uncertainties relate to our ability to:

  - design, develop and implement effective electronic medical education and marketing and advertising programs for existing clients and new clients;

  - gain acceptance of new products and services, including electronic medical education, by our existing clients and prospective new clients;

  - maintain and expand our relationship with Bristol-Myers Squibb and Novartis;

  - attract additional pharmaceutical and other healthcare advertisers in order to generate significant revenue;

  - build our organizational and technical infrastructures to manage growth effectively;

  - maintain our current strategic relationships and develop new ones;

  - respond effectively to actions taken by competitors;

  - attract a larger audience to our Web sites;

  - increase awareness of our brand and continue to develop visitor loyalty;

  - integrate acquired and managed businesses, technologies and services; and

  - attract, retain and motivate qualified personnel.

  If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations will be materially and adversely affected.

We Have Lost Money in Every Quarter and Year, And We Expect these Losses to Continue in The Future.

  Since we began operations in 1996, we have lost money in every quarter and year. As of December 31, 1999, we had an accumulated deficit of approximately $34.7 million. We intend to increase the amount of our expenses in the future in order to expand our operations and our employee base. We do not expect that we will generate sufficient revenue to cover these expenses through at least the year 2000. If our revenue does not increase and we cannot adjust our level of spending adequately, we may not generate sufficient revenue to become profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Our ability to generate revenue depends primarily upon our ability to attract visitors to our Web sites and to successfully gain acceptance of our new physician-oriented products such as electronic medical education and Mydoctor.com.

We Are Dependent On Novartis and Bristol-Myers Squibb For a Significant Portion of Our Revenue.

  Approximately 65% of our revenue for the year ended December 31, 1998 and 78% of our revenue for the year ended December 31, 1999 resulted from engagements by various independent divisions of Novartis AG and Bristol-Myers Squibb. We expect that these and other divisions of these companies will account for a substantial portion of our revenue for the foreseeable future. Our existing agreement with Bristol-Myers Squibb includes a minimum commitment of $5 million, and contains expansion and renewal provisions that we believe have the potential to increase the total revenue from the relationship to $50 million over the term of the agreement, including renewals through December 31, 2004.

  Novartis and Bristol-Myers Squibb may also choose to change or limit our products that they utilize, including electronic medical education, or the products that they advertise on the Internet or on our Web sites. If they do, this change could materially and adversely impact our revenue. In addition, our relationship with Novartis or Bristol-Myers Squibb could be negatively affected by any business or financial developments that impact those companies, such as a delay or failure to obtain or maintain FDA approval of pharmaceutical products, a general downturn in its business or a reduction in their direct-to-consumer advertising budgets.

We May Have Difficulty Managing our Expanding Operations.

  We are currently engaged in a significant expansion of our operations. We are transitioning our systems hosted at various offsite facilities to an in-house software environment to be located in the United States in our Tarrytown, NY facilities, which we will manage from Toronto, Canada and Tarrytown. We have acquired or agreed to fund a number of web sites and operations that must be integrated into our operations including:

  - pharminfo.com, a Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers,

  - Cyberdiet, Inc. which operates cyberdiet.com, a Web site providing tailored nutritional information and programs,

  - Cyber-Tech, Inc., which operates Heartinfo.org,

  - inciid.org, a Web site providing information on infertility,

  - Mood Sciences, which operates moodsciences.com, a mental health, oriented web site that utilizes a proprietary tool to diagnose and track states of depression online, and

  - Physicians' Online, Inc., a company with more authenticated doctor-users than any other medical web site.

  As part of our expansion, we will have to implement additional operational and financial systems, procedures and controls to maintain appropriate coordination among our technical, accounting, finance, marketing, sales and editorial staffs. If these systems and controls are not adequate, we will have significant difficulty managing the various business functions of our operations from multiple locations. We will also need to recruit, train and retain a significant number of employees, particularly employees with technical, marketing, sales and healthcare backgrounds. Individuals with these backgrounds are in high demand and we are not certain that we will be able to attract the staff we need. In addition, many of our senior management personnel have recently joined Mediconsult and have not yet become integrated into and experienced with our operations, policies, personnel and clients. In connection with the transition of our technical operations, difficulties may arise that could cause disruptions in the operation of our Web sites. Any of the risks described above could have a material and adverse effect on our business, financial condition and results of operations.

Because Our Business Model Is Unproven, We May Not Be Successful.

  There are various ways to sell advertising on the Internet, the most common means being through simple advertisements on Web sites, known as banner advertisements. Our business depends upon the sale of in depth Internet-based marketing programs to, and developing sponsorship relationships with, pharmaceutical and other healthcare companies. Sales of these programs usually depend upon a prospective client first deciding to engage in direct-to-consumer advertising, then deciding to adopt an Internet-based marketing or advertising strategy and finally implementing that strategy by developing a marketing program for a particular drug or other healthcare product. This typically involves a significant commitment of time and money from the client and, we believe, requires us to establish a closer relationship with the client than in the case of banner advertisements. Based on our experience, it typically takes six weeks to nine months to finalize an agreement with a potential customer. In addition, our business depends upon our ability to design, develop and implement a customized marketing and advertising program calculated to achieve the specific client's marketing objectives. Our business, financial condition and results of operations will be materially and adversely affected if the business model we have adopted is not attractive to our prospective clients and if we are unable to adapt to other business models for generating Internet advertiser/sponsorship revenue.

  We currently intend to develop relationships for our Web sites and Internet-based services, such as electronic medical education, solely with pharmaceutical and other healthcare companies. Accordingly, our target customer base is limited. Most of our current or potential clients have little or no experience using the Internet for medical education, marketing and advertising and have allocated only a limited portion of their budgets to the Internet. The adoption of Internet marketing and advertising by entities that have historically relied upon traditional media for marketing and advertising requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. In addition, direct-to-consumer pharmaceutical advertising is a relatively new concept and, as a result, we cannot assure you that it will increase, or if so, to what extent it will increase, generally or through the Internet.

We Will Not Be Successful if the Use of the Internet for Advertising Does Not Continue to Increase.

  A significant percentage of our revenue will be derived from Internet marketing and sponsorship relationships for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its acceptance as an effective media by advertisers. Our business, financial condition and results of operations will be materially and adversely affected if the Internet advertising market develops more slowly than we expect. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet visitor's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising and as a result would materially and adversely affect our business, financial condition and results of operations.

  Advertisers may choose not to sponsor our Web sites or may pay less for advertising on our Web sites if they do not perceive the visitor measurements of our Web sites to be reliable. No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of our visitor base. Third parties currently provide these measurement services for us. If they are unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business while we replace these services. In addition, we are implementing additional systems designed to record demographic data of visitors. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of the visitors.

We Depend on the Continued Growth of the Internet for our Services.

  The Internet is relatively new and is rapidly evolving. Our business, financial condition and results of operations will be materially and adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons:

  - demands placed on the Internet infrastructure and the potential decline in performance and reliability as usage grows;

  - security and authentication concerns with respect to the transmission over the Internet of confidential information, like credit card numbers and medical information, and attempts by unauthorized computer visitors, known as hackers, to penetrate online security systems; and

  - privacy concerns, including those related to the placement by Web sites of certain information to gather visitor information, known as cookies, on a visitor's hard drive without the visitor's knowledge or consent.

  We must adapt as the Internet continues to evolve. To be successful, we must adapt to the changing technologies in our rapidly evolving market by continually enhancing our Web sites and introducing new services to address our customers' changing demands. This will entail a continuous level of development and capital spending and we could incur substantial additional costs if we need to modify our services or infrastructure. Our business, financial condition and results of operations will be materially and adversely affected if we incur significant costs to adapt, or cannot adapt, to these changes.

You Should Not Rely on our Quarterly Operating Results as an Indication of How we will Do in the Future.

  Our quarterly operating results may vary significantly in the foreseeable future due to a number of factors that could affect our revenue, expenses or prospects during any particular quarter. These factors include:

  - demand for direct-to-consumer healthcare advertising and medical education on the Internet in general and on our Web sites in particular;

  - visitor traffic levels on our Web sites;

  - our ability to retain our significant clients, particularly Novartis and Bristol-Myers Squibb;

  - our ability to attract and retain other sponsors that are seeking in-depth Internet-based marketing and advertising programs;

  - changes in rates paid for Internet advertising resulting from competition or other factors;

  - technical difficulties or system downtime affecting the Internet or the operation of our Web sites;

  - the amount and timing of our costs related to our marketing and sales efforts;

  - costs we may incur as we expand our operations;

  - seasonality in sponsorship agreements and Internet usage;

  - our ability to price our marketing and sponsorship programs profitably;

  - costs related to the acquisition and integration of other businesses, technologies and services; and

  - economic conditions specific to the healthcare and pharmaceutical industries and to the Internet.

  The timing of our ability to develop client relationships is one of the most significant factors affecting quarterly results. The time between the date of initial contact with a potential client and the execution of a contract typically ranges from six weeks for smaller agreements to nine months for larger agreements. These contracts are also subject to delays over which we have little or no control, including customers' budgetary constraints, their internal acceptance reviews, whether or when regulatory approval of their products is given by the FDA or other regulatory authority, the possibility of cancellation or delay of projects by advertisers and any post-approval actions taken by the FDA or other regulatory authority, including product recalls. During the selling process, we may expend substantial funds and management resources and yet not obtain adequate sponsorship revenue. Once a contract is executed, a significant portion of our revenue is derived from customized Web site development and implementation projects, rather than from recurring fees. As a result, we cannot predict with certainty when we will perform the work necessary to receive payment for these projects.

  In any given quarter, we may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in our revenue. Any significant shortfall would have an immediate material and adverse effect on our business, financial condition and results of operations. Since we have a limited operating history, we cannot yet determine whether seasonal factors will affect our quarterly operating results. Traffic levels on Web sites have typically fluctuated during the summer and year-end vacation and holiday periods, and this could result in a decrease in user traffic on our Web sites during these periods.

  Similar seasonal or other patterns may develop in the Internet healthcare industry. Due to all of the foregoing factors, and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely fall.

There Are Many Competitors in the Healthcare Segment of the Internet Market and We May Not be Able to Compete Effectively Against Them.

  There are many companies that provide Internet and non-Internet based marketing and advertising services to the healthcare industry. All of these companies compete with us for advertisers, and Internet healthcare companies also compete with us. We expect competition to continue to increase as there are no substantial barriers to entry in our market. Increased competition could result in reductions in the fees we receive for our marketing and sponsorship relationships, lower margins, loss of clients, reduced visitor traffic to our Web sites, or loss of market share. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services. Our principal competitors include:

  - advertising agencies and consulting firms, such as Young & Rubicam and Agency.com, that develop marketing and advertising programs for pharmaceutical and other healthcare companies;

  - Web sites that deliver consumer and professional healthcare information, either as their sole focus or as part of a more broadly-based site, such as DrKoop, InteliHealth, Healtheon/WebMD, and Medscape;

  - Other, larger companies that either have entered the Internet healthcare markets or have announced an intention to do so, such as IMS Health, McKesson HBOC, Quintiles Transnational, and National Data;

  - general purpose consumer online service providers, such as America Online and Microsoft Network;

  - Web site development firms, such as USWeb/CKS; and

  - publishers and distributors of television, radio and print, such as FOX, CBS, Disney, NBC and Time Warner.

  Our ability to compete depends on a number of factors, many of which are outside of our control. These factors include quality of content, ease of use, timing and market acceptance of new and enhanced services, and level of sales and marketing efforts.

  Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, existing relationships with pharmaceutical and other healthcare companies and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, sponsors and alliance partners. Our competitors may develop services that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address the needs of sponsors. It is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully or competitive pressures may have a material adverse effect on our business, results of operations and financial condition. If advertisers perceive the Internet generally or our Web sites to be a relatively limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising or to become sponsors of our Web sites.

We Must Continually Enhance and Develop the Content and Features of our Web Sites to Attract Visitor Traffic and Sponsors.

  We produce only a portion of the editorial content available on our Web sites and rely on third-party firms and organizations for most of our content. Much of the information on our Web sites is easily available from other sources. Other Web sites may present the same or similar content in a superior manner to our Web sites, which would adversely affect our visitor traffic. To remain competitive, we must continue to enhance and improve our content. In addition, we must continually improve the responsiveness, functionality and features of our Web sites and develop other products and services attractive to visitors and sponsors. Changes to our Web sites may contain undetected programming errors that require significant design modifications, which may result in a loss of consumer confidence and user support and a decrease in the value of our brand name. We plan to develop and introduce new features, functions, content, products and services that will require the development or licensing of increasingly complex technologies. We may not succeed in developing or introducing features, functions, products and services that will attract visitors and sponsors, which would be likely to materially and adversely affect our business, financial condition and results of operations.

We May Need to Create a Mediconsult Brand Identity to Be Successful.

  In order to build and align our brand awareness, we must succeed in our marketing efforts, provide high-quality services and increase the number of visitors to our Web sites. In addition, healthcare consumers and physicians must, among other things, perceive us as offering relevant, reliable healthcare information from trustworthy sources. We intend to increase our marketing expenditures as part of our brand-building efforts. If these efforts are unsuccessful and we cannot increase our brand identity and increase revenue, our business, financial condition and results of operations could be materially and adversely affected.

We Are Subject to the Risks of Integrating and Successfully Funding Our Joint Ventures and Acquisitions.

  We have in the past developed joint ventures with and acquired complementary businesses, technologies, services or products, including topic-specific Web sites, and may continue to do so in the future.

  We recently acquired CyberDiet, Inc., which operates a Web site providing tailored nutritional information and programs, Cyber-Tech, Inc., which operates Heartinfo.org., acquired Mood Sciences, a mental health oriented web site that utilizes a proprietary tool to diagnose and track states of depression online, and acquired Physicians' Online, Inc., the largest, secure physicians-only community on the Internet. We may not receive a positive return on our investments in these companies and may not realize other benefits anticipated from them. We may have difficulty assimilating these entities and their operations with our existing operations, and this could result in a loss of visitor traffic and revenue.

  We may not be able to identify suitable acquisition candidates or joint venture and alliance partners in the future. Even if we do identify suitable candidates, we may not be able to enter into transactions with these candidates on commercially acceptable terms. If we make other acquisitions or enter into these other arrangements, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt ongoing business, distract management and employees, increase our expenses and materially and adversely affect our business, financial condition and results of operations. We may incur significant amortization charges from the goodwill resulting from acquisitions. We may also incur indebtedness or issue equity securities to pay for future acquisitions or management or sponsorship rights. The issuance of equity securities would be dilutive to our existing stockholders. The issuance of the Mediconsult stock in connection with the merger will result in immediate and substantial dilution to existing Mediconsult stockholders.

Aspects of our Web Sites May Subject us to Regulatory Oversight and Other
Concerns

  Numerous state and federal laws also govern the delivery of healthcare services and goods. Healthcare licensing laws and laws prohibiting the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services or goods, many of which are being actively enforced, apply to Internet healthcare applications as well. In the event some state or federal regulatory agency determined that our relationship with one or more of our advertisers that deliver healthcare services or goods violate any such laws, then we could be subjected to fines and other costs and could be required to revise or terminate that portion of our business. Our pharmaceutical clients are also subject to review by the FDA for compliance with regulations governing the information that can be provided to consumers on a pharmaceutical product. These regulations, for example, limit recommended uses to the specific uses approved by the FDA. The FDA also monitors compliance with direct-to-consumer advertising regulations. If the FDA adopts regulations specifically aimed at pharmaceutical advertising on the Internet or takes action with respect to a particular client's advertising program, our existing marketing and advertising programs for clients and future opportunities could be materially and adversely affected.

Our Key Personnel are Very Important to Our Success.

  Our future success depends on the services of our senior management personnel. We do not have key person life insurance on any of our personnel. Loss of any one or more of our senior management personnel would have a material adverse effect on our business, financial condition and results of operations. To be successful, we will also need to attract and retain individuals with expertise in the areas of marketing and sales and technology. In addition, the successful staffing and integration of our in-house programming operations will depend on our ability to attract and retain qualified employees. Competition for qualified personnel is intense, and the loss of key personnel, or the inability to attract, train and retain the additional highly skilled personnel required for the expansion of our activities, would materially and adversely affect our business, financial condition and results of operations.

We are Controlled By Management Stockholders Whose Interests May Differ From Other Stockholders.

  Mr. Robert A. Jennings, our Chief Executive Officer, currently owns as an individual and through affiliated entities controls approximately 26.4% of the outstanding shares of our common stock. Together with Mr. Jennings, the management stockholders of Mediconsult own or control approximately 30.8% of Mediconsult's outstanding common stock. Accordingly, pursuant to Delaware corporate law, the Mediconsult management stockholders effectively control the election of all of our directors and, in general, have sufficient voting power to determine (without the consent of our other stockholders) the outcome of any corporate transaction or other matter submitted to the stockholders for approval. These include mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of the management stockholders may differ from the interests of other stockholders.

We Are Subject to Risks Associated with International Operations.

  Our business is conducted through operations and employees in Bermuda, Canada, the European Community and the United States. Our international operations and activities subject us to a number of risks, which include the risk of complying with multiple complex regulatory requirements, like European Community regulations affecting Internet operations, and the risks of political and economic instability, difficulty in managing foreign operations, potentially adverse taxes, higher expenses and difficulty in collection of accounts receivable. In addition, we receive most of our revenue in U.S. dollars, but a substantial portion of our payroll and other expenses are paid in the currency of the country where our employees reside or operations are located. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies that we use to make payments in relation to the U.S. dollar. We do not cover known or anticipated operating exposures through foreign currency exchange option or forward contracts.

The Internet is Subject to Many Governmental Regulations that May Impact our Ability to Conduct Business.

  There is, and will be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. In addition, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. Any new law or regulation, or the adverse application or interpretation of existing laws, may decrease the growth in the use of the Internet or our Web sites. This could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition or results of operations.

We May Be Subject to Claims Based on the Content We Provide on the Internet.

  Because visitors to our Web sites may distribute our content to other people, third parties might sue us for defamation, negligence, product liability, copyright, or trademark infringement, or other matters. These types of claims have been brought, sometimes successfully, against other on-line services in the past. We may also incur liability for the content on other Web sites that are linked to our Web sites or for content and materials that may be posted by visitors in chat rooms or bulletin boards. Our e-mail services may also subject us to potential claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. We also enter into agreements with commerce partners that entitle us to receive a share of any revenue from the purchase of goods and services through direct links from our Web sites to their Web sites. These arrangements may subject us to additional claims, including product liability or personal injury related to these products and services, because we provide access to these products or services, even if we do not provide the products or services ourselves.

Satisfactory Performance of our Web Sites is Critical to our Business and Reputation.

  The performance of our Web sites is critical to our business and reputation and to our ability to attract visitors and sponsors to our Web sites. We are dependent upon the continuous, reliable and secure operation of Internet servers and related hardware and software. To the extent that service is interrupted or delayed, we could experience a decrease in traffic and revenue. We do not at present have any back up "off-site" systems or a formal disaster recovery plan, nor do we have insurance coverage for business interruption. Substantially all of our communications hardware and some of our other computer hardware operations are located in Toronto, Canada. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our Web sites.

  Our Web sites must accommodate a high volume of traffic and deliver information that is updated frequently. Our Web sites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our visitors depend on Internet Service Providers, online service providers and other Web site operators for access to our Web sites. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future.

  The on-going enhancement of our Web sites is dependent upon the success of development efforts that will be performed by in-house employees and by contractors. To the extent that these development efforts are delayed or unsuccessful, we will incur additional development expenses and may not remain competitive in the design and use of our Web sites.

A Lack of Security Over the Internet May Impact our Business.

  A significant barrier to electronic commerce and confidential communications over the Internet has been the need for secure transmission of confidential information. Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Experienced programmers could attempt to penetrate our network security. Programmers who are able to penetrate our network security could misappropriate proprietary information or cause interruptions in our services, and we could be required to expand capital and resources to protect against or to alleviate problems caused. Purposeful security breaches could have a material adverse effect on our business, results of operation and financial condition.

We Are Dependent on our Intellectual Property.

  Trademarks, copyrights and other proprietary rights are important to our success and our competitive position. Third parties may infringe or misappropriate our trademarks, copyrights and other proprietary rights, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, we do not know how extensive our intellectual property protection is since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

  We license some of our content from third parties. It is possible that we could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and we may be subject to claims from our licensors. These claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. We have entered into confidentiality agreements with our key employees and independent consultants and we have instituted procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of others from which we have licensed content or technology. Despite our efforts to protect our proprietary rights, parties may attempt to disclose, obtain or use our content or technologies. There can be no assurance that the steps we have taken will prevent misappropriation of our content or technologies.

Future Sales of our Common Stock by our Existing Stockholders could have an Adverse Effect on the Market Price of our Common Stock.

  The market price of our common stock could decline as a result of sales by our existing stockholders and the former stockholders of Physicians' Online of a large number of shares of common stock in the market after the merger, or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, certain holders of our common stock and certain holders of warrants exercisable for shares of our common stock have registration rights. If these shares are registered, sales of the shares also could adversely affect our stock price.

Our Stock Price is Volatile and Could continue to be Volatile.

  Investment interest in Mediconsult may not sustain an active or liquid trading market. The market price of our common stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for many Internet companies fluctuate widely for reasons that may be unrelated to their business or results of operations. General economic, market and political conditions could also materially and adversely affect the market price of our common stock.

Forward Looking Statements; Market Data

  A number of statements made in this Annual Report on Form 10-K, are forward-looking statements. These forward-looking statements are not historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "Risk Factors."

  This Annual Report on Form 10-K also contains market data related to Mediconsult and the Internet. This data has been included in the studies prepared by the Internet market research firms of Cyber Dialogue, Jupiter Communications and Media Metrix. This market data includes projections that are based on a number of assumptions. The assumptions include that: (1) no catastrophic failure of the Internet will occur; (2) the number of people who use the Internet and the total number of hours spent online will increase significantly over the next five years; (3) the value of online sponsorship dollars spent for each hour a visitor is online will increase; (4) the speed at which content can be downloaded from the Internet will increase dramatically; and (5) Internet security and privacy concerns will be adequately addressed.

  This Annual Report on Form 10-K also contains market data related to direct-to-consumer advertising. This data has been included in the studies prepared by Consumer Health Information Corporation and Med Ad News. This market data includes projections that are based on a number of assumptions. The assumptions include that: (1) there will be no adverse changes in existing direct-to-consumer advertising regulations; (2) direct-to-consumer advertising spending will continue to be accepted by pharmaceutical companies as an attractive vehicle for advertising; (3) the number of pharmaceutical products covered by direct- to-consumer advertising will continue to increase; and (4) advertisers will increasingly use the Internet as a forum for direct-to-consumer advertising.

  If any one or more of these assumptions turns out to be incorrect, actual results may differ from the projections given by these firms. These markets may not grow at the rates projected by the firms named above or at all. The failure of these markets to grow at such projected rates could have a material adverse effect on our business, financial condition and results of operations, and the market price of our common stock.

It may be Difficult for a Third Party to Acquire the Company.

  Provisions of the Company's certificate of incorporation, its by-laws and Delaware law could make it more difficult for a third party to acquire it, even if it would be beneficial to the Company's stockholders.

ITEM   8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements are set forth on pages F-1 through F-21 attached hereto.

ITEM   9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The following table sets forth, as of December 31, 1999, the name, age and position of the Company's directors, executive officers and other significant employees.

                   NAME        AGE              POSITIONS
                   ----        ---              ---------
         Robert A. Jennings     42  Chairman and Chief Executive Officer
         David J. Austin        43  Chief Web Officer
         Michel Bazinet, M.D    43  Medical Director
         David M. Haselwood     24  Vice President, Business Development
         E. Michael Ingram      47  General Counsel and Chief Financial Officer
         Louis Leonardelli      48  Controller and Principal Accounting Officer
         Timothy J. McIntyre    44  President of Pharma Marketing, LCC
         Ian Sutcliffe          47  President and Director
         James L. Bierman       47  Director
         John Buchanan          43  Director
         R. Bradford Burnham    45  Director
         Jason S. Fisherman     43  Director
         Barry Guld             43  Director
         Fred F. Nazem          59  Director
         David D. Richards      40  Director

  ROBERT A. JENNINGS has served as Chairman and Chief Executive Officer of the Company since its inception in 1996. From 1993 to 1998, Mr. Jennings acted as an advisor to a number of companies on general business matters. Beginning in 1998, Mr. Jennings began to work on a full-time basis on Mediconsult matters. Mr. Jennings is a chartered accountant and was employed by Coopers & Lybrand in Canada and England for nine years.

  DAVID J. AUSTIN has served as Chief Web Officer of the Company since February, 1999 and served as Chief Operating Officer of the Company from 1998 until February, 1999. He has 18 years of experience in developing and executing strategies for high-tech business development. From 1995 to 1999, Mr. Austin was the President and Chief Executive Officer of Triant Technologies Inc., a publicly traded software company. From 1980 to 1995, he held various management roles in operations, business development and marketing at IBM.

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

  DAVID M. HASELWOOD has served as our Vice President, Business Development since July 1999. From September 1997 to July 1999, he was in the corporate finance group of Volpe Brown Whelan & Co., LLC, an investment bank. From January 1996 to September 1997, he was a research analyst at Santa Barbara Cottage Health System, a multi-hospital health system. Mr. Haselwood earned his B.A. in Natural Sciences in 1995 from The Johns Hopkins University.

  E. MICHAEL INGRAM has served as our General Counsel since April 1999 and has served as our Chief Financial Officer and Secretary since May 1999. Prior to joining us and since 1980, Mr. Ingram held several legal positions with National Data Corporation. Most recently since 1988, he was Senior Vice President, General Counsel and Secretary of National Data Corporation. Mr. Ingram earned his J.D. degree from the University of Georgia School of Law and his L.L.M. in taxation from Emory University School of Law.

  LOUIS LEONARDELLI has served as our Controller and principal accounting officer since September 1, 1999. From January 1985 to August 1999 he held several accounting positions with Katz Media Group, Inc. His final position upon leaving Katz was Vice President of Financial Services. Mr. Leonardelli earned his B.A. in accounting in 1976 from Bernard Baruch College.

  TIMOTHY J. MCINTYRE has served as President of Pharma Marketing, LLC since September of 1999. He has over 20 years of experience in marketing and advertising, primarily in the healthcare sector. From 1997 until 1999, he held several executive positions, including President and Chief Operating Officer, with Boron Lepore & Associates, a pharmaceutical marketing company. From 1994 until 1997, Mr. McIntyre was President and Chief Executive Officer of McIntyre & McIntyre, Inc., another pharmaceutical marketing company.

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

  JAMES L. BIERMAN has served as a Director of Mediconsult since December 1999 and served as a director on the board of Physicians' Online since April 1999. Mr. Bierman currently serves as Senior Vice President of Corporate Development at Quintiles Transnational Corp. where he directs all merger and acquisition activity. Prior to joining Quintiles Transnational Corp. in June 1998, Mr. Bierman spent 22 years with Arthur Andersen L.L.P. where, as a partner of this international professional services organization, he worked with a diversified broad-base of companies solving complex business problems. Mr. Bierman received a B.A. in Economics and History from Dickinson College and a M.B.A. from Cornell University's Johnson Graduate School of Management. Mr. Bierman is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the North Carolina Association of Certified Public Accountants.

  JOHN BUCHANAN has been a Director of the Company since 1999. Since 1993, he has been President & CEO of Retek Information Systems Inc. ("Retek"), a publicly traded subsidiary of HNC Software Inc. Retek develops, markets and supports predictive software solutions to the enterprise software industry.

  R. BRADFORD BURNHAM has served as a Director of Mediconsult since December 1999 and served as a director on the board of Physicians' Online since April 1996. Mr. Burnham is currently a General Partner at AT&T Ventures, where he invests in early stage companies that are building businesses in electronic commerce, Internet infrastructure, and communications services. Prior to joining AT&T Ventures in September of 1993, Mr. Burnham was founder and, for three years, Chief Executive Officer of Echo Logic, a software development firm. From January of 1979 to May of 1990, Mr. Burnham held a variety of sales and marketing positions at AT&T. In addition to serving on the Physicians' Online board, Mr. Burnham is currently a director of one public company, Audible (ADBL), and several private companies. Mr. Burnham holds a B.A. in Political Science from Wesleyan University.

  JASON S. FISHERMAN, MD has served as a Director of Mediconsult since December 1999 and served as a director on the board of Physicians Online since February 1996. Dr. Fisherman is also a director of one public company, ILEX Oncology. He also serves as a director of a number of private healthcare and bio-pharmaceutical companies. Dr. Fisherman is currently a Partner at Advent International Corp., a global private equity and venture capital investment firm. Prior to joining Advent in March of 1994, Dr. Fisherman served as Senior Director of Medical Research for Enzon, Inc. from 1991 to 1994. Dr. Fisherman received a B.A. in Molecular Biophysics and Biochemistry from Yale University, a M.D. from the University of Pennsylvania and a M.B.A. from the Wharton Graduate School of Business.

  BARRY GULD has been a Director of the Company since 1999. Mr. Guld co-founded and served as President of Zadall Systems Group, a leading vendor of pharmacy software systems from 1980 to 1996, which was sold to National Data Corporation. He is currently a consultant to National Data Corporation and a director of Velocity Computer Solutions.

  FRED F. NAZEM has served as a Director of Mediconsult since December 1999. Since 1981, Mr. Nazem has been President of Nazem, Inc. and Managing General Partner of the general partner of several Nazem & Company limited partnerships that are affiliated venture capital funds. Mr. Nazem is a director of three public companies in addition to Mediconsult: Tegal Corporation, Oxford Health Plans, Inc. and Spatial Technologies, Inc., as well as a number of privately held firms.

  DAVID D. RICHARDS has served as a Director of Mediconsult since December 1999 and served as a director on the board of Physicians' Online since February 1998, and prior to that from 1994 to 1995. Mr. Richards also currently serves as the Chairman of the Board of Directors and the Chief Executive Officer of Physicians' Online. Mr. Richards was a Vice President of Landmark Communications from June 1997 to April 1998 as well as from June 1993 to May 1995 where he was responsible for new media investments at this privately held media and communications company. From 1995 to 1997, Mr. Richards served as the Chief Executive Officer and President of InfiNet, an Internet services company providing a broad array of Internet Service Provider, hosting and software development for United States based media companies. While at InfiNet, Mr. Richards focused on developing the strategic direction of the company and overseeing its execution. Mr. Richards received a B.A. in Political Science from Williams College and a M.B.A. from the Darden Graduate School of Business at the University of Virginia .

  There is no family relationship between any director or executive officer of the Company.

  The Audit Committee of the board of directors was established in October 1998, and reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendation of our independent auditors, the scope of annual audits, fees to be paid to the independent auditors, the performance of our independent auditors and our accounting practices. The current members of our Audit Committee are Messrs. Buchanan and Nazem.

  The Compensation Committee of the board of directors was established in October 1998 and determines the salaries and benefits for our employees, consultants, directors and other individuals we compensate. The Compensation Committee also administers our compensation plans. The current members of the Compensation Committee are Messrs. Guld and Burnham.

  The Nominating Committee of the board of directors was established in January 1999, and recommends individuals for director positions. The members of the Nominating Committee are Messrs. Jennings, Sutcliffe and Nazem.

  The Executive Committee of the board of directors was established in December 1999, and acts on matters delegated to it by the full board of directors. The members of the Executive Committee are Messrs. Jennings, Buchanan, Guld, Nazem and Fisherman.

              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  During 1999 Forms 3 Initial Statements of Beneficial Ownership of Securities were late filed by Messrs. David D. Richards, Bradford Burnham and Fred F. Nazem.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its next four most highly compensated executive officers (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1999, for services rendered in all capacities in 1999.

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
                                                                                               Long Term
                                                  Annual Compensation                         Compensation
------------------------------------------------------------------------------------------------------------------
  Name and Principal Position        Salary          Bonus           Other Annual           Shares Underlying
                                                                     Compensation                Options
------------------------------------------------------------------------------------------------------------------
Robert A. Jennings                     $275,000        $250,000         $ --                        --
 Chief Executive Officer
------------------------------------------------------------------------------------------------------------------
Ian Sutcliffe                          $240,000        $175,000         $ --                        --
 President
------------------------------------------------------------------------------------------------------------------
E. Michael Ingram                      $150,000        $ 30,000         $ --                     250,000
 Chief Financial Officer
------------------------------------------------------------------------------------------------------------------
David J. Austin                        $149,000        $ 23,000         $ --                        --
 Chief Operating Officer
------------------------------------------------------------------------------------------------------------------
Timothy J. McIntyre                    $675,300        $     --         $649,000(1)                 --
President of Pharma
Marketing LLC
------------------------------------------------------------------------------------------------------------------

  Note 1: Represents payments for certain taxes payable by Mr. McIntyre with respect to cash and stock distributions in 1999. This also excludes certain amounts received by Mr. McIntyre in respect of the Company's purchase of its 35% membership interest in Pharma Marketing, LLC.

OPTION GRANTS IN THE LAST FISCAL YEAR

  In the year ended December 31, 1999, Mr. Ingram received options to purchase 250,000 shares of our common stock. Mr. Leonardelli received options to purchase 21,300 shares of our common stock. These options vest in four equal annual installments.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1999 OPTION VALUES

  The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at December 31, 1999.

----------------------------------------------------------------------------------------------------------------------
                        Number of Securities Underlying                        Value of Unexercised in the Money
                         Unexercised Options at December 31, 1999                Options at December 31, 1999 (1)
----------------------------------------------------------------------------------------------------------------------
                            Exercisable             Unexercisable            Exercisable            Unexercisable
----------------------------------------------------------------------------------------------------------------------
Robert A. Jennings              --                       --                    $    --                 $    --
----------------------------------------------------------------------------------------------------------------------
Ian Sutcliffe                   --                       --                    $    --                 $    --
----------------------------------------------------------------------------------------------------------------------
E. Michael Ingram               --                  250,000                    $     --                 $21,850
----------------------------------------------------------------------------------------------------------------------
David Austin               100,000                       --                    $275,000                 $    --
----------------------------------------------------------------------------------------------------------------------
Timothy McIntyre                --                       --                    $     --                 $    --
----------------------------------------------------------------------------------------------------------------------

(1) Options are In-the-Money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the fair market value of the common stock at December 31, 1999, of $6.25 per share, less the exercise price.

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

EMPLOYMENT AGREEMENTS

  Robert Jennings, Ian Sutcliffe and David Austin each has an employment agreement with Mediconsult or one of our subsidiaries. Each agreement is effective as of January 1, 1999, and expires on December 31, 2001, and will be automatically renewed for 12 month periods after that date unless either party gives the other written notice of termination at least three months prior to the expiration of the initial or any subsequent term. The annual salary for each of these executives is as follows: Robert Jennings, $275,000, which was increased to $325,000 in December 1999; Ian Sutcliffe, $240,000, which was increased to $300,000 in December 1999; and David Austin, $136,000. E. Michael Ingram has an employment agreement with Mediconsult, effective as of April 1, 1999 and expiring on March 31, 2003. This agreement will be automatically renewed for 12 month periods after that date unless either party gives the other written notice of termination at least three months prior to the expiration of the initial or any subsequent term. The annual salary for Mr. Ingram is $200,000. In addition, Mr. Ingram is entitled to a non-accountable expense allowance of $50,000 per year for the first two years of his employment.

  Pharma Marketing, LLC ("Pharma") has entered into an employment agreement with Timothy McIntyre for an initial term beginning September 7, 1999 and ending December 31, 2003, renewable on a yearly basis thereafter. Under his employment agreement, Mr. McIntyre is principally responsible for performing the services under Pharma's service agreement with Mediconsult.com, Limited. Under his employment agreement, Mr. McIntyre is entitled to receive a salary of $250,000 per year through December 31, 2000 and $350,000 per year thereafter. Among other benefits, Mr. McIntyre is entitled to receive a non-accountable expense allowance of $100,000 per year through September 7, 2001 and an amount equal to up to 100% of the commissions paid under the Mediconsult.com, Limited agreement, with a minimum of $200,000 per year through September 7, 2001. Pharma has the right to terminate the employment agreement for cause, for the failure to have a minimum level of contracts in place under the Mediconsult.com, Limited service agreement or without cause. Depending on the grounds on which his employment is terminated, Mr. McIntyre has the right to receive certain ongoing payments from Pharma.

  In addition, David Austin has received options to purchase 100,000 shares of our common stock which have vested. Mr. Austin is entitled to receive a cash equivalent of 12% of his base salary until he joins the applicable employee benefit plans and programs. Also, each of these executives is entitled to participate in a team-based performance bonus plan, with awards based upon predetermined deliverables being developed by Mediconsult and may receive options to purchase shares of our common stock in the future. The employment agreements can be terminated upon delivery of written notice from us, with or without cause. Upon termination without cause, Robert Jennings, Ian Sutcliffe, David Austin and Debora Falk are each entitled to 12 months salary and any bonus earned in the preceding 12 months. Mr. Ingram received options to purchase 200,000 shares of our common stock at an exercise price of $13.00 per share. Mr. Ingram's options vest at the rate of 50,000 option shares per year beginning on the first anniversary of the date of grant. Upon termination without cause, Mr. Ingram is entitled to 12 months salary and any bonus earned in the preceding 12 months, except that upon termination by Mediconsult without cause or by Mr. Ingram for good reason within 12 months after a change of control of Mediconsult, Mr. Ingram is entitled to 24 months salary and any bonus earned in the preceding 24 months.

  Each of the executives with an employment agreement has agreed not to compete or solicit clients or other employees during their severance period. Each of the executives is also bound by a nondisclosure and invention assignment agreement, which prohibits such executive from, among other things, disseminating or using confidential information about our business or clients in any way that would be adverse to Mediconsult.

STOCK OPTION PLAN

  In April 1996, the Company's board of directors adopted the Company's 1996 Stock Option Plan. The plan was approved by the Company's stockholders during May 1996. The plan allows the board to grant stock options from time to time to employees, officers, directors and consultants. The board has the power to determine at the time the option is granted whether the option will be and Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the board at the time options are granted. As originally adopted, the total number of shares of common stock subject to options under the plan was not to exceed 1,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The plan provides that all outstanding options will vest upon a change of control. The exercise price is payable in cash, stock or any other means as determined by the board. On December 31, 1998, the shares eligible under the plan were increased to 2,500,000; on June 15, 1999 the shares eligible under the plan were increased to 3,500,000, and on November 19,1999 the shares eligible under the plan were increased to 7,000,000.

  The board of directors may amend the 1996 Plan at any time, provided that the board may not amend the plan to materially increase the number of shares available under the plan, materially increase the benefits accruing to participants under the plan, or materially change the eligible class of employees without first obtaining stockholder approval.

  There have been a total of 5,980,901 options granted under the plan, of which 3,346,950 have been exercised and 109,300 canceled as of December 31, 1999. There were 4,008,651 options outstanding as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information with respect to the beneficial ownership of the common stock as of December 31, 1999, by (1) each person (or group of affiliated persons) who are known by the Company to beneficially own 5% or more of the Company's common stock, (2) each of the Company's directors and Named Executive Officers and (3) all of the Company's directors and executive officers as a group.

                           SHARES BENEFICIALLY OWNED
                                                        PERCENT
            NAME OF BENEFICIAL                          -------
            ------------------          NUMBER        BENEFICIALLY
                OWNER (1)               ------        ------------
                ---------                               OWNED (2)
                                                        ---------
         Robert A. Jennings (3)       13,097,752          26.4%

         Michel Bazinet                  775,000          1.6

         Ian Sutcliffe                   250,000           *

         Timothy McIntyre (4)            200,000           *

         David J. Austin (5)             100,000           *

         Louis Leonardelli                    --           *

         John Buchanan (6)                70,000           *

         Barry Guld (7)                   70,000           *

         James L. Bierman                     --          --

         R. Bradford Burnham                  --          --

         Jason S. Fisherman                   --          --

         David M. Haselwood                   --          --

         E. Michael Ingram (8)            50,000           *

         David D. Richards (9)           324,000           *

         JHC Limited (10)             12,307,752         24.8

         Fred F. Nazem (11) (12)         348,430           *

         All Directors and Officers
          as a group (15 persons)     15,285,182         30.8%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address for each person listed in the table is in the care of Mediconsult.com, Inc., 1330 Avenue of the Americas, New York, New York 10019.

(2) Applicable percentage of ownership is based on an estimated 49,618,275 shares outstanding on December 31, 1999.

(3) Includes 12,307,752 shares owned by JHC Limited and 790,000 shares owned by Mr. Jennings. Mr. Jennings controls JHC Limited.

(4) Includes 100,000 shares owned by Pharma Marketing, LLC, which is controlled by Mr. McIntyre.

(5) Represents currently exercisable options and options which vest within 60 days at an exercise price of $3.50 per share.

(6) Represents currently exercisable options and options which vest within 60 days at an exercise price of $1.50 per share.

(7) Represents currently exercisable options and options which vest within 60 days at an exercise price of $1.50 per share.

(8) Represents options which vest within 60 days at an exercise price of $13.00 per share.

(9) Mr. Richards has the option to purchase 300,000 shares of common stock of Physicians' Online, of which 135,000 shares are currently vested, convertible into approximately 324,000 shares of Mediconsult common stock after the merger. This estimate is based on an estimated conversion ratio of 2.4 shares of Mediconsult common stock for each share of Physicians' Online common stock.

(10) Mr. Jennings controls JHC Limited, a Bermuda company.

(11) Mr. Nazem is a general partner of Nazem Associates IV, L.P. and may be deemed to be the beneficial owner of 158,557 shares owned by Nazem & Associates IV, L.P., however, Mr. Nazem disclaims beneficial ownership as to any such shares.

(12) Mr. Nazem is a general partner of Nazem Associates Transatlantic, L.P. and may be deemed to be the beneficial owner of 158,557 shares owned by Nazem & Associates Transatlantic, L.P., however, Mr. Nazem disclaims beneficial ownership as to any such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Effective December 9, 1999, we entered into an agreement with Treacy & Co., LLC, ("Treacy") under which the Strategic Consulting Interim Agreement, dated as of November 16, 1998, as amended (the "Consulting Agreement"), by and among Treacy, The Mediconsult Trust ("The Trust") and Mediconsult was terminated. In relation to this termination we agreed to register 2,000,000 of our common shares obtained by Treacy pursuant to the exercise of a stock option. In the agreement Treacy also agreed to certain restrictions on its ability to sell the shares so registered.

                                    PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS


  Exhibit       Description
  Number        -----------
  -------
    2.1  Physicians' Online Merger Agreement including Amendment No. 1 thereto (1)

    2.2  Cyber-Tech Merger Agreement and Plan of Reorganization (2)

    3.1  Amended and Restated Certificate of Incorporation *

    3.2  Amended and Restated By-laws*

    4.1   Specimen common stock certificate(3)

    4.2   Form of Investor Senior Preferred Stock Warrant (3)

    4.3   Form of Warrant issued to Arnhold and S. Bleichroeder, Inc. (3)

    10.1  Amended and Restated Mediconsult 1996 Stock Option Plan (1)

    10.2  Amended and Restated Physicians' Online 1994 Stock Option Plan (1)

    10.3  Escrow Agreement, dated June 14, 1999, among Mediconsult.com, Inc., Cyber-Tech,
          Inc., Andre Pilevsky, Daniel Rader, M.D and SunTrust Bank (2)

    10.4  Escrow Agreement, dated December 16, 1999, among Mediconsult.com, Inc., Physicians'
          Online, Inc., Jason Fisherman as representative, and The Wilmington Trust Company
          (1)

    10.5  Worldwide Web Server Agreement dated November 6, 1996 between Tvisions, Inc. and
          Mediconsult.com Limited (4)

    10.6  Operating Agreement of Pharma Marketing, LLC, Dated September 7, 1999*

    10.7  Service Agreement, dated September 7, 1999, between Pharma Marketing, LLC and
          Mediconsult.com.,  Inc.*

    10.8  Membership Investment Agreement, dated September 7, 1999, between Pharma Marketing,
          LLC and Mediconsult.com, Inc.*

    10.9  Letter agreement dated December 30, 1998 among the Company, Pharmaceutical
          Information Associates, Ltd., VirSci Corporation and Pharmaceutical
          Information.Net, Inc. (3)

   10.10  Consulting Agreement dated March 3, 1997 between the Company and IBM Canada

   10.11  Source Code License Agreement dated February 26, 1999 between Tvisions, Inc. and
          Mediconsult.com Limited (3)

   10.12  Agreement between Brystol-Meyers Squibb Company and Mediconsult.com Limited, dated as of September 30, 1999 *

   10.13  Agreement  between the Company and Novartis Pharma AG (3)

   10.14  Exclusive Sponsorship Agreement dated as of January 15, 1999 between InterNational
          Council on Infertility Information Dissemination and Mediconsult.com Limited (3)

   10.15  Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc.
          and David J. Austin (3)

   10.16  Employment Agreement effective as of January 1, 1999, between Mediconsult.com
          Limited and Robert A. Jennings (3)

   10.17  Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc.
          and Ian Sutcliffe (3)

   10.18  Employment Agreement dated as of April 1, 1999 between the Company and E. Michael
          Ingram (3)

   10.19  Employment Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Andre Pilevsky (2)

   10.20  Employment Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Timothy J. McIntyre.*

  10.21  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd.
         and Andre Pilevsky (2)

  10.22  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd.
         and Sharon Weinberg (2)

  10.23  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd.
         and Daniel Rader, M.D(2)

  10.24  Stock Purchase Agreement dated as of February 26, 1999 between the Company and the
         Investors named therein (3)

  10.25  Registration Rights Agreement dated February 26, 1999, among the Company and the
         Investors named therein (3)

  10.26  Stockholders' Agreement dated February 26, 1999 among the Company, the Founders identified therein and the Investors identified on Schedule 1 thereto (3)

  10.27  Registration Rights Agreement dated as of February 26, 1999 between the Company and
         Arnhold and S. Bleichroeder, Inc. (3)

   21.1  Subsidiaries of the Company*

   23.1  Consent of PricewaterhouseCoopers*

   27.1  Financial Data Schedule*

___________
*    Filed electronically herewith.

(1) Exhibits are incorporated by reference to the Annexes to Mediconsult's joint information/proxy statement/prospectus on Schedule 14C (File No. 000-29282) filed November 19, 1999.

(2) Exhibits are incorporated by reference to Mediconsult's Current Report on Form 8-K (File No. 333-73059) filed June 29, 1999.

(3) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form S-1 (Registration No. 333-73059) filed April 2, 1999.

(4) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form 10-SB (File No. 333-21883) filed December 16, 1996.

(B) REPORTS ON FORM 8-K.

    We filed a current report on Form 8-K on December 20, 1999, reporting the issuance, and attaching as an exhibit, a press release announcing the completion of the Physicians' Online merger.

SIGNATURES

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            SIGNATURE AND TITLE                                        DATE
                            -------------------                                        ----
                           /s/ Robert A. Jennings

                        -----------------------------                             March 30, 2000
                             Robert A. Jennings
                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                         (PRINCIPAL EXECUTIVE OFFICER)

                         /s/ E. Michael Ingram

                        -----------------------------                             March 30, 2000
                            E. Michael Ingram
                         CHIEF FINANCIAL OFFICER
                       (PRINCIPAL FINANCIAL OFFICER)

                            /s/ Ian D. Sutcliffe

                        -----------------------------                             March 30, 2000
                               Ian Sutcliffe
                            DIRECTOR, PRESIDENT

                        -----------------------------                             March 30, 2000
                                 Fred Nazem
                                  DIRECTOR

                             /S/ Jason Fisherman

                        -----------------------------                             March 30, 2000
                               Jason Fisherman
                                  DIRECTOR

                            /s/ David Richards

                        -----------------------------                             March 30, 2000
                                David Richards
                                   DIRECTOR

                              /s/ Bradford Burnham

                        -----------------------------                             March 30, 2000
                               Bradford Burnham
                                  DIRECTOR

                               /s/ Barry Guld

                        -----------------------------                             March 30, 2000
                                  Barry Guld
                                   DIRECTOR

                        -----------------------------                             March __, 2000
                                 John Buchanan

                                   DIRECTOR

                            /s/ James L. Bierman

                        -----------------------------                             March 30, 2000
                                James L. Bierman
                                   DIRECTOR

                         INDEX TO FINANCIAL STATEMENTS



MEDICONSULT.COM, INC.                                                                                                 PAGE
                                                                                                                      ----
Report of Independent Accountants..................................................................................    F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998.......................................................    F-3
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.........................    F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998
and 1997...........................................................................................................    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.........................    F-7
Notes to Consolidated Financial Statements.........................................................................    F-8

Report of Independent Accountants


To the Board of Directors and Stockholders of Mediconsult.com, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mediconsult.com, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers


Hamilton, Bermuda

March 20, 2000, except for footnote 20 which is dated as of March 31, 2000.

                             MEDICONSULT.COM, INC.

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                       DECEMBER 31,
                                                                                    1999                   1998
                                                                                    ----                   ----
Current assets:
 Cash and cash equivalents                                                         $ 22,320,814             $  135,053
  Accounts receivable, net of allowance for doubtful accounts of                      1,062,574                135,790
   $31,875 and $0 at December 31, 1999 and 1998, respectively (Note 3)
 Unbilled Revenue                                                                     3,433,663
 Prepaid expenses and other current assets                                              556,646                     --
                                                                                   ------------             ----------
   Total current assets                                                              27,373,697                270,843

 Fixed assets, net (Note 7)                                                           2,291,772                 52,790
 Intangible assets, net (Note 8)                                                    193,115,481                818,750
                                                                                   ------------             ----------
   Total assets                                                                    $222,780,950             $1,142,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                           $   10,591,054          $     243,413
 Advances from shareholder (Note 10)                                                    314,979                513,589
 Deferred revenue                                                                       322,488                107,000
 Notes payable (Note 9)                                                               4,974,100                     --
                                                                                 --------------          -------------
   Total current liabilities                                                         16,202,621                864,002
                                                                                 --------------          -------------

Commitments and contingencies (Note 17)                                                      --                     --
Mandatorily redeemable
 Senior preferred stock, $0.001 par value, 5,000,000 shares authorized,                      --                     --
  1,000,000 shares designated, no shares issued and outstanding at
  December 31, 1999 and 1998

Stockholders' equity:
 Junior preferred stock $0.001 par value, 4,000,000 shares designated,                       --              4,300,000
  none and 430,000 shares issued and outstanding at December 31, 1999 and 1998, respectively
 Common stock, $.001 par value, 100,000,000 shares authorized,                           49,634                 18,520
  49,633,275 and 18,519,950 shares issued and outstanding at December
  31, 1999 and 1998, respectively
 Additional paid-in capital                                                         257,263,537              5,242,981
 Deferred compensation                                                              (16,051,925)              (884,109)
 Accumulated deficit                                                                (34,682,917)            (8,399,011)
                                                                                 --------------          -------------
   Total stockholders' equity                                                       206,578,329                278,381
                                                                                 --------------          -------------

   Total liabilities and stockholders' equity                                    $  222,780,950          $   1,142,383
                                                                                 --------------          -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             MEDICONSULT.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                         1999                 1998                 1997
                                                         ----                 ----                 ----

Revenues                                                $  6,362,226          $ 1,030,934          $   256,374
                                                        ------------          -----------          -----------

Operating expenses:
 Product and content development                           7,574,171            1,316,188              765,864
 Marketing, sales and client services (Note 5)            11,934,645            1,811,710            1,130,340
 General and administrative                                7,055,865            1,012,719              792,213
 Depreciation and amortization                             3,758,210              170,439              132,768
 Fair value of options granted to employees                2,031,251              275,145               40,235
 Fair value of options and warrants granted to             1,834,175            1,354,000                  ---
  consultants and third parties                         ------------          -----------          -----------
   Total operating expenses                               34,188,317            5,940,201            2,861,420
                                                        ------------          -----------          -----------

Loss from operations                                     (27,826,091)          (4,909,267)          (2,605,046)
Interest income (expense), net                             1,542,185                  ---              (20,000)
                                                        ------------          -----------          -----------
Net loss                                                 (26,283,906)          (4,909,267)          (2,625,046)
Dividends on preferred stock                                (945,505)                 ---                  ---
                                                        ------------          -----------          -----------
Net loss attributable to common stockholders            $(27,229,411)         $(4,909,267)         $(2,625,046)

Per common share data:
Basic and diluted net loss per share                    $      (1.02)         $     (0.27)         $     (0.16)
                                                        ============          ===========          ===========
Weighted average shares of common stock                   26,711,890           17,910,898           16,729,900
 outstanding used in computing basic and                ============          ===========          ===========
 diluted net loss per share

  The accompanying notes are an integral part of these consolidated financial statements.

                             MEDICONSULT.COM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                JUNIOR PREFERRED                              ADDITIONAL
                                     STOCK               COMMON STOCK          PAID IN        DEFFERED      ACCUMULATED
                              SHARES       AMOUNT     SHARES       AMOUNT      CAPITAL      COMPENSATION      DEFICIT       TOTAL
                            ------------------------------------------------------------------------------------------------------
Balance at January 1, 1997      ---   $       ---   16,209,400   $ 16,209   $    994,976   $       ---   $  (864,698)   $   146,487

     Conversion of              ---           ---    1,000,000      1,000        499,000           ---           ---        500,000
      debentures

     Options exercised          ---           ---       82,000         82          3,768           ---           ---          3,850

     Stockholder advances    50,000     2,500,000                     ---            ---           ---           ---      2,500,000
     converted to shares

     Issuance of                ---           ---                     ---        153,512      (153,512)          ---            ---
     compensatory stock
     options

     Amortization of            ---           ---                     ---            ---        40,235           ---         40,235
     deferred compensation

Net loss                        ---           ---          ---        ---            ---           ---    (2,625,046)    (2,625,046)
                            ------------------------------------------------------------------------------------------------------
Balance at December 31      250,000     2,500,000   17,291,400     17,291      1,651,256      (113,277)   (3,489,744)       565,526
1997
     Shares issued in           ---           ---      100,000        100        119,900           ---           ---        120,000
     exchange for services

     Shares issued for          ---           ---      100,000        100        818,650           ---           ---        818,750
     acquisition of
     PharmInfoNet

     Stockholder advances   180,000     1,800,000                     ---            ---           ---           ---      1,800,000
     converted to shares

     Stock options exercised    ---           ---    1,028,550      1,029        253,199           ---           ---        254,228

     Compensation to non-       ---           ---                     ---      1,354,000           ---           ---      1,354,000
     employees

     Issuance of                              ---                     ---      1,045,976    (1,045,976)          ---            ---
     compensatory stock
     options

     Amortization of                          ---                     ---            ---       275,144           ---        275,144
     deferred compensation

Net loss                        ---           ---          ---        ---            ---           ---    (4,909,267)    (4,909,267)
                            ------------------------------------------------------------------------------------------------------
Balance at December 31      430,000     4,300,000   18,519,950     18,520      5,242,981      (884,109)   (8,399,011)       278,381
1998

     Issuance of common                       ---      200,000        200      1,649,800    (1,650,000)          ---            ---
     stock in exchange for
     services and
     membership interest in
     PharmaMarketing

     Shares issued for                        ---   19,446,571     19,447    166,732,938           ---           ---    166,752,385
     acquisition of
     subsidiaries

     Beneficial conversion                    ---                     ---        859,505           ---           ---        859,505
     of Senior Redeemable
     Preferred Stock

     Issuance of common                       ---    4,800,000      4,800     56,983,992           ---           ---     56,988,792
     stock in secondary
     public offering, net of
     issuance costs of
     $5,411,208.

     Accretion of Senior                      ---                     ---       (859,505)          ---           ---       (859,505)
     Preferred redeemable
     dividend

     Accretion of Junior        8,600        86,000                    ---        (86,000)          ---           ---           ---
     Preferred dividend

     Conversion of Senior                       ---      506,329       506      3,159,494           ---           ---     3,160,000
     Preferred Stock to
     Common Stock

     Junior preferred shares (438,600)   (4,386,000)   3,732,752     3,733       4,382,267          ---           ---           ---
     converted to common stock

     Stock options exercised                           2,236,400     2,237         249,361          ---           ---       251,598

     Amortization of                            ---                    ---             ---    1,454,300           ---     1,454,300
     deferred compensation
     related to shares issued
     to Pharma Marketing LLC

     Issuance of                                ---                    ---      13,162,053  (13,162,053)          ---           ---
     compensatory stock options

     Deferred compensation                                                       3,841,314   (3,841,314)          ---           ---
     associated with options
     issued to in connection
     with acquisitions

     Issuance of stock upon                               91,273        91         111,262                                  111,353
     warrants exercise

     Issuance of stock upon                              100,000       100            (100)                                     ---
     cash-less exercise of
     warrants

     Issuance of warrants to                    ---                    ---       1,834,175   (1,834,175)          ---           ---
     consultants for services

     Amortization of                            ---                    ---             ---    2,031,251           ---     2,031,251
     deferred compensation

     Amortization of                            ---                    ---             ---    1,834,175           ---     1,834,175
     deferred compensaton
     to third parties

Net loss                          ---           ---          ---       ---             ---                (26,283,906)  (26,283,906)
                            -------------------------------------------------------------------------------------------------------
Balance at December 31,           ---   $       ---   49,633,275  $ 49,634   $ 257,263,537 $(16,051,925) $(34,682,917) $206,578,329
1999
                            -------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             MEDICONSULT.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                     1999                 1998                 1997
                                                                     ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (26,283,906)        $ (4,909,267)        $ (2,625,046)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation of fixed assets                                            626,440              170,439              132,768
 Amortization of intangible assets                                     3,131,770                  ---                  ---
 Services received in exchange for common stock                              ---              120,000                  ---
 Amortization of deferred compensation related to shares               1,454,300                  ---                  ---
  issued for services and membership interest in Pharma
  marketing
 Fair value of options and warrants granted to consultants             3,865,426            1,629,144               40,235
  and employees
 Changes in assets and liabilities:
   Accounts receivable                                                  (618,499)              22,020             (157,810)
   Deferred medical content costs                                            ---                  ---              161,600
   Unbilled revenue                                                   (3,433,663)                 ---                  ---
   Prepaid expenses and other current assets                            (401,322)                 ---                  ---
   Accounts payable and accrued expenses                               7,374,835              201,014              (19,301)
   Deferred revenue                                                     (107,000)             107,000                  ---
                                                                   -------------         ------------         ------------
Net cash used in operating activities                                (14,391,619)          (2,659,650)          (2,467,554)
                                                                   -------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed assets purchases                                               (2,405,857)             (30,225)            (120,474)
 Acquisition of subsidiaries, net of cash acquired of                (21,329,896)                 ---                  ---
  $166,220                                                         -------------         ------------         ------------
Net cash used in investing activities                                (23,735,753)             (30,225)            (120,474)
                                                                   -------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of advances from shareholder                                   629,989            2,169,751            2,591,997
 Repayment of advances from shareholder                                 (828,599)                 ---                  ---
     Proceeds from issuance of senior redeemable preferred shares,
      net of offering costs of $40,000                                 3,160,000                  ---                  ---
     Proceeds from exercise of warrants                                  111,353                  ---                  ---
 Proceeds from issuance of common stock in a secondary                56,988,792                 ----                 ----
  offering, net of issuance costs of $5,411,208
 Proceeds from exercise of stock options                                 251,598              254,228                3,850
                                                                   -------------         ------------         ------------
Net cash provided by financing activities                             60,313,133            2,423,979            2,595,847
                                                                   -------------         ------------         ------------

Increase (decrease) in cash                                           22,185,761             (265,896)               7,819
Cash and cash equivalents at beginning of year                           135,053              400,949              393,130
                                                                   -------------         ------------         ------------
Cash and cash equivalents at end of year                           $  22,320,814         $    135,053         $    400,949
                                                                   =============         ============         ============
Non-cash financing and investing activities (Notes 4, 5 and 6)

  The accompanying notes are an integral part of these consolidated financial statements.

1.   ORGANIZATION

     Mediconsult.com, Inc. ("Mediconsult" or the "Company") is a provider of physician and patient-oriented healthcare information and services on the World Wide Web. The Company's sites provide a source of medical information and are designed to empower physicians and consumers through increased professional and consumer education regarding medical conditions and treatment alternatives. These sites also provide a destination on the Internet where visitors can interact with others in communities centered around chronic medical conditions and other health issues. The Company facilitates this environment through an array of complementary services such as moderated on-line support groups and discussion forums. The Company operates in an environment of rapid change in technology and is dependent upon the continued services of its current employees, consultants and subcontractors.

     The Company was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, the Company purchased Mediconsult.com Limited, a Bermuda corporation (MCL), through a merger in which MCL became a wholly-owned subsidiary of the Company. In December 1996, the Company consummated a reincorporation merger pursuant to which Mediconsult became a Delaware corporation.

     In April 1999 the Company sold 4,800,000 shares of common stock in a secondary public offering for $13 per share. The Company raised $56,988,792, net of offering expenses.

2.   NEED FOR FUTURE CAPITAL

     The Company has sustained losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. At December 31, 1999 and 1998, the Company had an accumulated deficit of $34,682,917 and $8,399,011 respectively and working capital (deficit) of $11,171,076 and $(593,159), respectively. Management expects that available cash resources as of December 31, 1999, in addition to future revenue generated from clients, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the end of the first quarter of fiscal 2001. Although the Company believes it has sufficient resources to support its operations, it may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies and to execute its long term business strategy. There can be no assurance that any required additional financing will be available on terms favorable to the Company if at all. If additional funds are raised by the issuance of equity securities, stockholders will experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt or preferred stock, it may subject the Company to certain limitations of its operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, the Company may need to scale back or discontinue operations, including our inability to fund its expansion, successfully promote its brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures or execute its business strategy, any of which could have a material adverse effect on our business, financial condition and results of operations.

3.   SIGNIFICANT ACCOUNTING POLICIES

     A)  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, valuation of intangibles, estimated useful lives of tangible and intangible assets, contingencies, percentage of completion contracts, fair value of options and warrants and accruals. Actual results could differ from those estimates.

     B)  BASIS OF CONSOLIDATION

         These consolidated financial statements include the accounts of Mediconsult and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

     C)  REVENUE RECOGNITION

         The Company's revenues are derived primarily from the development and implementation of on-line marketing and advertising programs for pharmaceutical and other healthcare companies. Development work could include marketing research, focus-group testing, on-line testing of visitor preferences, and development of customized client Web sites. Such revenues are recognized on the basis of contractual commitments over the period of each engagement using the percentage-of-completion method based on labor hours and costs incurred as the measure of progress towards completion. Provisions for contract adjustments and losses are recorded in the period that such items are identified. Deferred revenue represents amounts billed in advance of services being performed. Unbilled revenue represents revenue recognized but not billed. At December 31, 1999, unbilled revenue primarily relates to one client, Bristol-Myers Squibb. The Company has billed and collected $2 million of such unbilled revenue subsequent to December 31, 1999.

         Revenue from the sale of banner advertisements is recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection is probable. Company obligations typically include guarantees of minimum number of "impressions", or times that an advertisement appears in pages viewed by users of our on-line properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

         Other revenues include licensing, Internet Service Provider subscriptions in connection with Physicians' Online, and electronic commerce. Revenues from the licensing of content are recognized ratably over the period of the license agreement. Subscription service revenues are recognized over the period that services are provided.

     D)  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are held at six institutions. Accounts receivable are typically uncollateralized and are derived from revenues earned from pharmaceutical customers primarily located in the United States and Europe. Management performs ongoing credit evaluations of the Company's customers and maintains reserves for potential credit losses. One customer accounted for 75% of the accounts receivable and unbilled revenue balance at December 31, 1999. Another customer accounted for 53% of the accounts receivable and unbilled revenue balance at December 31, 1998. During 1999 and 1998, two customers accounted for 76% and 65% of total revenues, respectively.

     E)  CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments which have original maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     F)  SOFTWARE DEVELOPMENT COSTS

         The Company accounts for software development in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to Be Sold, Leased or Marketed" which requires that certain software product development costs incurred after establishment of technological feasibility has been established, be capitalized and amortized, commencing the general release of the software to the public, over the economic life of the product. To date, the Company did not incur such costs.

         Software acquired from third parties or obtained in business combinations is depreciated over its useful lives.

     G)  FIXED ASSETS

         Property and equipment, mainly comprised of purchased computer equipment and software is recorded at cost and depreciated using the straight-line method over their estimated useful lives of two years. The carrying amounts and accumulated depreciation for fixed assets sold or retired are eliminated from the respective accounts and gains or losses realized on disposition are reflected in the accompanying consolidated statements of operations.

     H)  INTANGIBLE ASSETS

         Intangible assets are comprised mainly of software, customer lists, goodwill and the content and design of certain web sites. Intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited ranging from three to five years.

         Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. To date, no impairment loss has occurred.

     I)  MARKETING, SALES AND CLIENT SERVICES

         Advertising costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

     J)  EMPLOYEE STOCK OPTION COMPENSATION

         The Company accounts for employee stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting For Stock-Based Compensation." The Company recognizes as an expense the fair value of options granted to employees, on the date of the grant, and amortizes such expense over the vesting period. The fair value of stock options is estimated using the Black-Scholes option-pricing model that takes into account the exercise price, expected life of the options, current market price of the common stock and its expected volatility, expected dividends on the common stock, and the risk-free interest rate based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

     K)  CONSULTANT STOCK OPTION AND THIRD PARTY WARRANT COMPENSATION

         The fair value of options and warrants granted to non-employees for services rendered is recognized as an expense in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     L)  INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting for Income Taxes." SFAS 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at the enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for any deferred tax assets not expected to be recoverable.

     M)  BASIC AND DILUTED NET LOSS PER SHARE

         Basic earnings (loss) per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period, consisting primarily of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Loss available to common shareholders is computed by increasing net loss for dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net loss.

     N)  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. For all years presented, the Company's comprehensive loss was equal to net loss.

     O)  SEGMENTS

         In June 1997, the FASB issued SFAS 131, "Disclosures About Segments Of An Enterprise And Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in a single segment and therefore, the adoption of SFAS 131 has had no impact on the financial statements of the Company.

     P)  FAIR VALUES OF FINANCIAL INSTRUMENTS

         SFAS 107 "Disclosure About The Fair Value Of Financial Instruments," requires disclosure about the fair value of certain financial instruments. The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, notes payable and advances from shareholder are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

     Q)  RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform to the 1999 consolidated financial statement presentation.

     R)  RECENT PRONOUNCEMENTS

         Management believes that the future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements, except that the Company is currently evaluating the future impact that Staff Accounting Bulletin 101, "Revenue Recognition," issued in December 1999 by the Securities and Exchange Commission, may have on the Company's financial statements in the future.

4.   ACQUISITIONS

     All acquisitions were accounted for as purchased business combinations under APB 16 "Business Combinations."

     A)  PHARMINFO.COM

         On December 31, 1998, the Company acquired the content and design of the PharmInfo.com Web site in exchange for 100,000 shares of Mediconsult common stock. The total purchase price was $0.8 million, equivalent to the quoted market price of the Company's shares on the date of close, which was recorded as goodwill. The goodwill is being amortized on a straight-line basis over an estimated useful life of three years

     B)  CYBERDIET, INC.

         On May 11, 1999, the Company completed the acquisition of CyberDiet, LLC, which provides tailored nutritional information and programs, in exchange for 400,000 shares of Mediconsult common stock. The total purchase price, including acquisition costs and assumption of net liabilities, was $2.8 million. The fair value of shares provided as consideration was determined by the market price of the shares at the announcement date (February 25, 1999). The excess of the purchase price over net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over five years.

     C)  CYBER-TECH, INC.

         On June 14, 1999, the Company acquired all of the capital stock of Cyber-Tech, Inc. ("Cyber-Tech"), a company that has developed on-line content and tools focused on heart disease and related areas. The consideration paid to Cyber-Tech shareholders consisted of $3,765,000 in cash and 267,732 shares of Mediconsult common stock. Mediconsult and the shareholders of Cyber-Tech also entered into an Escrow Agreement with respect to certain of the shares of Mediconsult Common Stock issued to the former Cyber-Tech shareholders. The total transaction value, including acquisition costs, was $7.6 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was allocated to goodwill and other intangible assets. Goodwill and other intangible assets are being amortized on a straight-line basis over an estimated useful life of three to five years.

         A summary of the total purchase price for the acquisition of Cyber-Tech is as follows:

            Cash                                  $ 3,765,000
            Mediconsult Common Stock                3,750,000
            Other direct acquisition costs             99,219
                                                -------------
                                                  $ 7,614,219
                                                =============

         A summary of the allocation of the total purchase price is as follows:

            Tangible net assets acquired          $     4,403
            Other intangible assets                   500,000
            Goodwill                                7,109,816
                                                -------------
                                                  $ 7,614,219
                                                =============

     D)  MOOD SCIENCES, INC.

         Mood Sciences, a company that specializes in mental health disease management innovations, was acquired on October 27, 1999, in exchange for 215,000 shares of Mediconsult common stock. The total purchase price, including acquisition costs of $0.2 million and assumption of net liabilities of $0.2 million, was $1.9 million. The fair value of shares provided as consideration was determined by the market price of the shares at the transaction date. The excess of the purchase price over net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over five years.

     E)  PHYSICIANS' ONLINE, INC.

         On December 16, 1999, the Company acquired the shares of Physicians' Online, Inc. ("POL"), a provider of an exclusive network for physicians in addition to on-line medical information and communications. POL operates a secure, physicians-only environment featuring access to medical databases, daily medical news, continuing medical education credits, clinical symposia, e-mail accounts, Internet access, and other services. As consideration for the acquisition, the Company issued approximately 18.5 million shares of Mediconsult common stock. The total value of consideration was $183.1 million, including the assumption of debt and acquisition costs. The fair value of shares provided as consideration to the previous shareholders was determined by the market price of the shares at the announcement date (September 7, 1999). The effect on the purchase price of the POL vested options was computed in accordance with SFAS 123, the value of which was not material. Identifiable intangible assets resulting from the transaction are amortized over periods ranging from three to five years.

         A summary of the total purchase price for the acquisition of Physicians' Online, Inc. is as follows:

            Mediconsult common stock issued to POL stockholders   $156,779,105
            Other direct acquisition costs                           6,885,346
            Assumption of liabilities                               20,333,786
                                                                 -------------
                                                                  $183,998,237
                                                                 =============
         A summary of the allocation of the total purchase price is as follows:

            Current Assets                                        $    419,483
            Fixed Assets                                               430,779
            Customer list                                            6,206,000
            Software                                                 7,730,000
            Work force                                               2,142,000
            Trademark                                                6,152,000
            Goodwill                                               160,917,975
                                                                 -------------
                                                                  $183,998,237
                                                                 =============
         The fair value assigned to intangible assets acquired was based on an appraisal of such assets as of the date of acquisition and the assets are being amortized on a straight-line basis over their respective useful lives. The estimated useful life of software is three years, work force is four years, and all other intangible assets, including goodwill, have an estimated useful life of five years. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired.

     F)  UNAUDITED PRO FORMA RESULTS OF OPERATIONS

         Had the acquisitions of Pharminfo.com, CyberDiet, Cyber-Tech, and Mood Sciences occurred on January 1, 1998, the unaudited pro forma revenue, net loss and related basic and diluted net loss per share for the years ended December 31, 1999 and 1998 would have been $7.0 million and $2.2 million, $29.5 million and $7.4 million, and $1.12 and $0.39, respectively. Had the acquisition of Physicians' Online, Inc. occurred on January 1, 1998, the unaudited pro forma revenue, net loss and related basic and diluted net loss per share for the years ended December 31, 1999 and 1998 would have been $12.0 million and $7.1 million, $74.7 million and $52.9 million, and $1.68 and $1.45, respectively. Had all acquisitions occurred on January 1, 1998, the unaudited pro forma revenue, net loss and related basic and diluted net loss per share for the years ended December 31, 1999 and 1998 would have been $12.6 million and $8.2 million, $77.0 million and $37.4 million, and $1.72 and $1.48, respectively. Note that the per share data was adjusted to reflect the weighted average number of shares of common stock as a result of the acquisitions. These unaudited pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1998.

5.   PHARMA MARKETING, LLC

     On September 7, 1999 the Company entered into various agreements (collectively "Agreements") whereby, among other things, the Company purchased a 35% membership interests of Pharma Marketing LLC ("Pharma"), an entity organized to perform certain sales and marketing operations of the Company and operate solely on behalf of the Company, for $1,250,000 and 200,000 shares of Mediconsult common stock. The remaining 65% of Pharma is owned by a certain individual ("Individual"). Under the terms of the Agreements, Pharma distributed to the individual the $1,250,000 contributed by the Company and 100,000 of the 200,000 shares contributed by the Company. The remaining 100,000 shares will be distributed to the individual in the future. For financial reporting purposes, the cash contributed to Pharma have been deemed to be cost of services provided by the Individual and as such have been expensed. Total expense, which includes the cash contributed, other expenses, and the fair value of Company common stock issued to the Individual, recorded in connection with these agreements for the year ended December 31, 1999 approximated $3,730,000. The remaining 100,000 shares of the Company's common stock to be issued to the Individual are being accounted for in accordance with EITF 96-18. Accordingly, the Company will be required to recognize as an expense the fair value of the shares of common stock over the vesting period.

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

     Subject to certain conditions described in the operating agreement, the members of Pharma, other than Mediconsult, have the right to put their Pharma membership interests to the Company in exchange for shares of the Company's common stock.

6.   NON-CASH FINANCING and INVESTING ACTIVITIES

     Non-cash financing activities include, on April 6, 1999, in conjunction with a public offering of the Company's common stock, $3.2 million of the senior preferred stock and $4.3 million of the junior preferred stock were converted to common stock. In addition, the Company assumed debt in the amount of $5.3 million of which $4.7 million was outstanding at December 31, 1999 (Note 9). Non-cash investing activities included the acquisitions noted in Notes 4 and 5. These resulted in a total of 19,446,569 shares being issued with a deemed value of $166.8 million.

7.   FIXED ASSETS

     Fixed assets consist of the following:

                                                           December 31,
                                                  ----------------------------
                                                     1999              1998
                                                  ------------     -----------
        Computer equipment                         $1,935,382       $ 132,626
        Computer programming                        1,019,440         223,371
        Furniture and equipment                       242,335              --
        Leasehold improvements                         24,262              --

                                                    3,221,419         355,997

        Accumulated depreciation and amortization    (929,647)       (303,207)
                                                  ------------     -----------
                                                   $2,291,772       $  52,790
                                                  ============     ===========

8.  Intangible Assets

    The Company's intangible assets consist of the following:

                                                           December 31,
                                                ------------------------------
                                                     1999              1998
                                                --------------   -------------
        Goodwill                                $ 173,517,251    $    818,750
        Other intangible assets                       500,000             ---
        Software                                    7,730,000             ---
        Customer lists                              6,206,000             ---
        Trademarks                                  6,152,000             ---
        Work force                                  2,142,000             ---

                                                --------------   -------------
                                                   196,247,251        818,750
        Accumulated amortization                    (3,131,770)            --
                                                --------------   -------------
                                                $  193,115,481   $    818,750
                                                ==============   ============

9.   NOTES PAYABLE

     Notes payable consist of advances from POL's shareholders made to provide POL with working capital prior to the acquisition by Mediconsult. The notes bear interest at 11% and are repayable as follows:

           February 29, 2000                 $ 2,639,551
           October 31, 2000                    2,334,549
                                             -----------
           Total                             $ 4,974,100
                                             ===========
     Accrued interest payable at December 31, 1999 in the amount of $477,276 is included in accounts payable and accrued liabilities. Subsequent to December 31, 1999, the Company had repaid the notes payable which were due on February 29, 2000.

10.  ADVANCES FROM SHAREHOLDER

     Advances from shareholder are interest free and repayable on demand.

11.  CAPITAL STOCK

     SENIOR PREFERRED STOCK

     On February 26, 1999, the Company sold in a private placement an aggregate of 506,329 shares of newly designated voting senior preferred stock at $6.32 per share and warrants exercisable for five years to purchase 224,000 shares of the senior preferred stock at $6.32 per share to Nazem & Company IV, L.P. Transatlantic Venture Fund C.V. (a joint venture of Nazem & Company and Banque Nationale de Paris) and certain other individual investors, for an aggregate of $ 3.2 million. The senior preferred stock contains a redemption provision whereby the holder has the option to receive $6.32 per share, plus declared and unpaid dividends, at any time after February 25, 2003. In addition, the Company has recognized a senior preferred stock dividend of approximately $859,000. Such amount represents the intrinsic value of the beneficial conversion feature using the conversion terms that are most beneficial to the holders. During April 1999, all shares of senior preferred stock and accumulated dividends were converted into an equal number of common shares. As of December 31, 1999 the 224,000 warrants remain outstanding, however such warrants are exercisable into an equal number of shares of common stock.

     JUNIOR PREFERRED STOCK

     In September 1998, the Board of Directors and the stockholders, respectively, approved an amendment (the "Amendment") to the Certificate of Designation of the Preferred Stock to, among other things, change the existing $10 Non-Cumulative Preferred Stock to a cumulative preferred stock and change the name to "Preferred Stock". Under the amendment each issued and outstanding share of Preferred Stock entitles the holder of record to receive cumulative dividends payable in additional shares of Preferred Stock at the rate of 8% per annum, payable semi-annually. Each share of Preferred Stock is automatically convertible into shares of Common Stock, subject to an adjustment, upon certain occurrences. The conversion rate of the Preferred Stock has standard anti-dilution protections in the event of stock splits, dividends, combinations, mergers and reorganizations, but is not protected from issuances below the base conversion rate. No dividends were declared prior to September 30, 1998, when dividends on such shares became cumulative. During April 1999, all shares of junior preferred stock and accumulated dividends were converted into 3,732,752 common shares.

12.  STOCK OPTIONS

     The Company maintains its 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. During the year ended December 31, 1999, the number of shares of common stock covered by the Plan was increased from 2,500,000 to 7,000,000.

     Stock options for common stock comprise:

                                               1999                               1998                              1997
                                    ---------------------------     ------------------------------     ---------------------------
                                                    Weighted                            Weighted                         Weighted
                                                    Average                             Average                          Average
                                                    Exercise                            Exercise                         Exercise
                                     Number of      --------              Number of     --------         Number of       --------
                                       Shares         Price                 Shares       Price            Shares           Price
                                       ------         -----                 ------       -----            ------           -----
Outstanding - Beginning of year        2,716,000          $0.37           1,150,000          $0.25        980,000           $0.03

Granted during the year                3,627,851           5.30           2,605,050           0.38        252,000            1.03

Exercised during the year             (2,236,400)          0.11          (1,028,550)          0.23        (82,000)           0.05

Canceled during the year                 (98,800)          4.33             (10,500)          0.29            ---             ---
                                     -------------                      -------------                 -------------
Outstanding - End of year              4,008,651           4.50           2,716,000          $0.37      1,150,000            0.25
                                     =============                      =============                 =============
Exercisable - End of year              1,564,285           1.84           2,318,800          $0.12        967,000           $0.28
                                     =============                      =============                 =============

     The options granted during the year include 1,465,151 Physicians' Online options converted to options to acquire the Company's common stock upon the closing of the acquisition. The weighted-average exercise price of these options after conversion was $1.53. The number of converted shares exercisable at December 31, 1999 was 1,050,770.

                        Options Outstanding                                              Options Exercisable
                       -----------------------------------------------------------      ------------------------------------
                                                 Weighted-
                                                 Average               Weighted-                               Weighted-
                                                 Remaining             Average                                 Average
Range of Exercise             Number             Contractual           Exercise           Number               Exercise
     Prices                 Outstanding          Life (years)                           Exercisable
------------------     ------------------------------------------------------------     ------------------------------------

                                                                          Price                                    Price
------------------     ------------------------------------------------------------     ------------------------------------
    $0.50 - $3.50                   1,956,151              8.11            $ 1.53              1,492,785            $ 1.53

    $5.63 - $6.97                     351,700              9.79            $ 6.05                  9,000            $ 6.50

    $7.00 - $7.97                     932,500              9.71            $ 7.16                     --              $--

    $8.00 - $9.94                     502,300              9.76            $ 8.55                 58,000            $ 8.26

   $11.12 - $17.25                    266,000              9.28            $12.58                  4,500            $11.19

     During the years ended December 31, 1999 and 1998 the fair values of the options granted to employees, recognized as deferred expense, excluding options converted from Physicians' Online in 1999, were $13,162,050 and $1,045,976 respectively. The weighted average exercise price and weighted average fair value of options whose exercise price was less than the market value at the grant date during 1999 were $11.43 and $8.71, respectively. The weighted average exercise price and weighted average fair value of options whose exercise price was equal to the market value at the grant date during 1999 were $7.30 and $5.85, respectively. The fair value of unvested options issued in exchange for POL options was valued at $3,841,314. Such amount will be expensed over the remaining vesting period.

     The fair values of each option granted was estimated using the Black-Scholes option-pricing model. The following assumptions were used in computing the fair value of the option grants in 1999: expected volatility of the common stock ranging between 110% and 133%; expected lives ranging from one to five years; zero dividend yield and weighted average risk-free interest rates ranging between 4.63% and 6.45%.

13.  WARRANTS

     In addition to the warrants issued in connection with the Senior preferred stock as discussed in Note 11A, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $1.22 per share to Arnhold and S. Bleichroeder, Inc. in consideration of investment advisory services. These warrants have been delivered or are being held in escrow and are deliverable as follows: 200,000 were delivered upon initial filing of Mediconsult's secondary offering prospectus in April 1999 and have been exercised; 100,000 were delivered on March 15, 2000; and 100,000 will be delivered on September 15, 2000. The delivery of the remaining 100,000 warrants is subject to the continued performance of financial advisory services for the Company by a particular individual on behalf of this firm. Such remaining 100,000 warrants deliverable in 2000, are being accounted for in accordance with EITF 96-18. Accordingly, the Company will be required to recognize as an expense the fair value of the warrants over the vesting period. These warrants, which expire on March 1,
2004, have net issue election and anti-dilution provisions comparable to the senior preferred stock warrants. These warrants do not confer upon the holder
any voting or any other right of a stockholder.   Total expense associated with
these warrants was $1.8 million during 1999.


14.  Earnings per share

     For each of the years ended December 31, 1999, 1998 and 1997, the Company reported net losses and, therefore, common stock equivalents were not included in the calculation of diluted earnings per share since such inclusion would have been anti-dilutive. The following common stock equivalents have been excluded from diluted per share amounts because their effect would have been anti-dilutive:

                                                                   December 31,
                                      --------------------------------------------------------------------
                                                1999                   1998                   1997
                                      --------------------------------------------------------------------

       Options                                      4,008,651              2,716,000             1,150,000
       Warrants                                       424,000                     --                    --
       Convertible preferred stock                         --              4,300,000             2,500,000
                                      --------------------------------------------------------------------
                                                    4,432,651              7,016,000             3,650,000
                                      ====================================================================

15.  INCOME TAXES

     The Company's operations are conducted by its U.S., Bermudan and Canadian subsidiaries. The Bermuda subsidiary has received an undertaking from the Bermuda Government exempting it from all local income, profits and capital gains taxes until the year 2016. At the present time, no such taxes are levied in Bermuda, however, there can be no assurance that the Bermuda subsidiary will not be deemed to be transacting business in the U.S. by regulatory authorities and therefore become subject to U.S. taxation. The Company and its U.S. subsidiary are Delaware companies and the Canadian subsidiary is incorporated under the laws of that country. The Company and its U.S. and Canadian subsidiaries are subject to income tax, however no income tax provision has been recorded for the years ended December 31, 1999, 1998 or 1997 as the Company has experienced net operating losses in each year for both U.S. and foreign income tax purposes.

     The primary difference between the Company's effective income tax rate and the Federal statutory tax rate is attributable to the valuation allowance recorded on all deferred tax assets and the difference between the U.S. and foreign income tax rates.

     The tax effect of temporary differences, net operating losses and tax credit carryforwards as of December 31, 1999 and 1998 are as follows:


                                                  1999             1998
                                          ---------------------------------
      U.S. Deferred tax assets                  3,530,011            -----
      Foreign Deferred tax assets               2,884,139          580,060
      Valuation allowance                      (6,414,150)        (580,060)
                                          ---------------------------------
                                                       --               --
                                          ---------------------------------

     The Company has recorded a valuation allowance against all deferred tax assets considering its history of net operating losses and uncertainty regarding the Company's ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

     As of December 31, 1999 and December 31, 1998, the Company has available, for U.S. and Canadian tax reporting purposes, net operating loss carryforwards of approximately $16.6 million and $1.3 million respectively which will expire in various years through 2019. In addition, at December 31, 1999 and 1998 the Company has no undistributed foreign earnings.


16.  DEFINED CONTRIBUTION BENEFIT PLANS

     Beginning in 1999, through a professional organization, NELCO Companies, Mediconsult made available a 401K employee savings plan to the United States based employees. The plan is not contributed to by Mediconsult. Employee contributions are limited to the lesser of 15% of each employee's annual compensation and the statutory limit on such contributions.

     Physicians' Online established a 401K employee savings plan on January 1, 1995, which was amended on April 1, 1998. The plan is not contributed to by Physicians' Online. Employee contributions are limited to the lesser of 15% of each employee's annual compensation and the statutory limit on such contributions. The Physicians' Online 401K employee savings plan was adopted by the Company in connection with the acquisition of POL.

17.  Commitments and contingencies

     The Company has various operating leases in effect for corporate and operating activities. The operating leases expire over the next one to five years. Certain leases contain escalation charges for real estate taxes and electricity. Rent expense for the year ended December 31, 1999 was $497,340. Future minimum lease payments under non cancelable operating leases are as follows:

                        2000...............................        $  434,000
                        2001...............................           227,000
                        2002...............................           227,000
                        2003...............................           218,000
                        2004...............................           160,000

18.  Litigation

     The Company's wholly owned subsidiary, POL is a defendant in a lawsuit in which a former officer and director of POL alleges, among other things, that POL violated securities laws in selling stock to the former officer and that POL breached its employment agreement with the former officer. This action is currently in the United States District Court in New York. POL has made a motion in the United States District Court action seeking dismissal of the action. By Order dated August 14, 1997, United States District Court Judge for the Southern District of New York (a) dismissed the first two counts of the former officer's Amended Complaint alleging violation of certain provisions of the Securities Act of 1933 with prejudice, and (b) dismissed the third, fourth and sixth counts of the former officer's Amended Complaint alleging securities fraud, common law fraud and negligent misrepresentation; with leave to replead. By letter dated November 4, 1997, the former officer notified the Court of the former officer's decision not to replead the former officer's third, fourth and sixth counts at this time.

     Management, based on the advice of its legal counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is also party to a number of other claims and lawsuits that are incidental to the ordinary course of business. Management, based on the advice of its legal counsel, believes that the outcome of any such claims and lawsuits will not have a material adverse effect on the Company's results of operations.

19.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1998 and 1999, advances from shareholders of $2,169,751 and $315,000, respectively, were made to the Company, of which $1,800,000 and $0 were converted to common stock respectively and $30,000 and $513,610, respectively, were repaid.

     The Company has an office in Hamilton, Bermuda, occupying space in the office of Robert A. Jennings, Chief Executive Officer and shareholder, at no cost.

20.  SUBSEQUENT EVENTS

     On February 11, 2000, the Company acquired Web North Star Interactive Corp. ("NIC"), an entity engaged in the development and marketing of certain market research software and services, in exchange for 435,161 shares of the Company's common stock in addition to cash consideration which will be determined based on the collection of NIC accounts receivable. For the purpose of the acquisition, the Company established Northstar Acquisition Inc., ("NAI") a wholly owned subsidiary of the Company. On February 11, 2000, NIC merged with and into NAI. The Company intends to amortize the intangible assets associated with the acquisition over the estimated useful live periods ranging from three to five years.

     On March 21, 2000, the Company acquired certain assets of Doerr Consulting, including the storknet.com URL, customer lists and other intangible and tangible assets for a total consideration of $200,000 payable in 33,676 shares of the Company's common stock. The Company intends to amortize the intangible assets over their estimated useful live periods ranging from three to five years.

     On March 23, 2000 the Company and Andersen Consulting LLP ("Andersen") entered into a two years marketing alliance agreement for the joint marketing of certain products and services to the pharmaceutical industry by the Company and Andersen. Under the terms of the agreement, the Company will pay Andersen marketing assistance fees calculated on the basis of revenues generated from the sale of such products and services. The Company and Andersen also entered into a warrant agreement under which the Company issued Andersen warrants to purchase 1,503,425 shares of the Company's common stock at an exercise price of $3.8125 per share in connection with consulting services rendered by Andersen to the Company under a consulting services agreement signed on September 10, 1999. The warrants have a term of five-years and vest over time, based upon consulting services performed by Andersen on the Company's behalf. In connection with the issuance of these warrants the Company reserved 1,503,425 shares of common stock issuable upon exercising of these warrants. The Company will account for these warrants in accordance with EITF 96-18 and accordingly, the fair value of the warrants will be expenses over the respective vesting period.

     On March 24, 2000, the Company entered into a non-cancelable operating lease for office space in Philadelphia. The lease commences on April 1, 2000 and will expire in three years. The minimum annual rent payable is $454,356.

     On March 28, 2000, the Company entered into a non-cancelable operating lease for office space in Tarrytown, NY. The lease commences on April 1, 2000 and will expire in five years. The minimum annual rent payable is $460,800.

Exhibit
Number        Description
--------      -----------
     2.1  Physicians' Online Merger Agreement including Amendment No. 1 thereto (1)
     2.2  Cyber-Tech Merger Agreement and Plan of Reorganization (2)
     3.1  Amended and Restated Certificate of Incorporation *
     3.2  Amended and Restated By-laws*
     4.1  Specimen common stock certificate(3)
     4.2  Form of Investor Senior Preferred Stock Warrant (3)
     4.3  Form of Warrant issued to Arnhold and S. Bleichroeder, Inc. (3)
    10.1  Amended and Restated Mediconsult 1996 Stock Option Plan (1)
    10.2  Amended and Restated Physicians' Online 1994 Stock Option Plan (1)
    10.3  Escrow Agreement, dated June 14, 1999, among Mediconsult.com, Inc.,
          Cyber-Tech, Inc., Andre Pilevsky, Daniel Rader, M.D and SunTrust Bank (2)
    10.4  Escrow Agreement, dated December 16, 1999, among Mediconsult.com, Inc., Physicians' Online,
          Inc., Jason Fisherman as representative, and The Wilmington Trust Company (1)
    10.5  Worldwide Web Server Agreement dated November 6, 1996 between Tvisions, Inc. and
          Mediconsult.com Limited (4)
    10.6  Operating Agreement of Pharma Marketing, LLC, Dated September 7, 1999*
    10.7  Service Agreement, dated September 7, 1999, between Pharma Marketing, LLC and
          Mediconsult.com.,  Inc.*
    10.8  Membership Investment Agreement, dated September 7, 1999, between Pharma Marketing, LLC and
          Mediconsult.com, Inc.*
    10.9  Letter agreement dated December 30, 1998 among the Company, Pharmaceutical Information
          Associates, Ltd., VirSci Corporation and Pharmaceutical Information.Net, Inc. (3)
   10.10  Consulting Agreement dated March 3, 1997 between the Company and IBM Canada
   10.11  Source Code License Agreement dated February 26, 1999 between Tvisions, Inc. and
          Mediconsult.com Limited (3)
   10.12  Agreement between Brystol-Meyers Squibb Company and Mediconsult.com Limited, dated as of
          September 30, 1999 *
   10.13  Agreement  between the Company and Novartis Pharma AG (3)
   10.14  Exclusive Sponsorship Agreement dated as of January 15, 1999 between InterNational Council on Infertility Information Dissemination and Mediconsult.com Limited (3)
   10.15  Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc. and David
          J. Austin (3)
   10.16  Employment Agreement effective as of January 1, 1999, between Mediconsult.com Limited and
          Robert A. Jennings (3)
   10.17  Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc. and Ian
          Sutcliffe (3)
   10.18  Employment Agreement dated as of April 1, 1999 between the Company and E. Michael Ingram (3)
   10.19  Employment Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and Andre Pilevsky (2)
   10.20  Employment Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Timothy J.
          McIntyre.*
   10.21  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and Andre
          Pilevsky (2)
   10.22  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and
          Sharon Weinberg (2)
   10.23  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and
          Daniel Rader, M.D(2)
   10.24  Stock Purchase Agreement dated as of February 26, 1999 between the Company and the
          Investors named therein (3)
   10.25  Registration Rights Agreement dated February 26, 1999, among the Company and the Investors named therein (3)


   10.26  Stockholders' Agreement dated February 26, 1999 among the Company, the Founders identified therein and the Investors identified on Schedule 1 thereto (3)
   10.27  Registration Rights Agreement dated as of February 26, 1999 between the Company and Arnhold and S. Bleichroeder, Inc. (3)
   21.1   Subsidiaries of the Company*
   23.1   Consent of PricewaterhouseCoopers*
   27.1   Financial Data Schedule*

----------
*    Filed electronically herewith.

(1) Exhibits are incorporated by reference to the Annexes to Mediconsult's joint information/proxy statement/prospectus on Schedule 14C (File No. 000-29282) filed November 19, 1999

(2) Exhibits are incorporated by reference to Mediconsult's Current Report on Form 8-K (File No. 333-73059) filed June 29, 1999

(3) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form S-1 (Registration No. 333-73059) filed April 2, 1999

(4) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form 10-SB (File No. 333-21883) filed December 16, 1996