Form 10-Q
period 2000-03-31
MEDICONSULT COM INC
filed 2000-05-15
CIK 1016134

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended March 31, 2000

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

                    1330 Avenue of the Americas, 17th Floor
                           New York, New York 10019
         (Address of principal executive offices, including zip code)

    Registrant's Telephone No., including area code: (212) 841-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 10, 2000, there were approximately 54,163,934 shares of the Registrant's Common Stock outstanding.


================================================================================

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Unaudited Consolidated Balance Sheets - March 31, 2000 and
         December 31, 1999
                                                                               3

         Unaudited Consolidated Statement of Operations - three months ended March 31, 2000 and 1999
                                                                               4

         Unaudited Consolidated Statement of Cash Flows - three months ended March 31, 2000 and 1999
                                                                               5


         Notes to Unaudited Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

PART II. OTHER INFORMATION                                                    15

Item 2.  Changes in Securities                                                15

Item 6.  Exhibits and Reports Filed on Form 8-K                               16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mediconsult.com, Inc.


Unaudited Consolidated Balance Sheets - March 31, 2000 and December 31, 1999
------------------------------------------------------------------------------

                                                                                 March 31,    December 31,
                                                                                   2000            1999
                                                                                ------------  -----------
    ASSETS
Current assets
 Cash and cash equivalents                                                      $  7,088,071  $ 22,320,814
 Accounts receivable                                                               3,028,171     1,062,574
 Unbilled revenue                                                                  4,562,793     3,433,663
 Prepaid expenses and other current assets                                           566,254       556,646
                                                                                ------------  ------------
 Total current assets                                                             15,245,289    27,373,697

 Fixed assets, net                                                                 3,100,220     2,291,772
 Intangible assets, net                                                          186,043,910   193,115,481
                                                                                ------------  ------------
Total assets                                                                    $204,389,419  $222,780,950
                                                                                ============  ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                                          $  9,029,407  $ 10,591,054
 Advances from shareholder                                                           314,979       314,979
 Deferred revenue                                                                    251,021       322,488
 Notes payable                                                                     2,334,549     4,974,100
                                                                                ------------  ------------
 Total current liabilities                                                        11,929,956    16,202,621
                                                                                ------------  ------------
Commitments and contingencies                                                             --            --

Stockholders' equity
  Junior preferred stock, 4,000,000 shares designated,
  no shares issued and outstanding at March 31,
  2000 and December 31, 1999, respectively                                                --            --

  Common stock, $0.001 par value, 100,000,000 shares
  authorized, 51,563,934 and 49,633,275 shares issued
  and outstanding at March 31, 2000 and December 31,
  1999, respectively                                                                  51,564         49,634

 Additional paid-in capital                                                      262,402,547    257,263,537
 Deferred compensation                                                           (14,773,160)   (16,051,925)
 Accumulated deficit                                                             (55,221,488)   (34,682,917)
                                                                                ------------   ------------
 Total stockholders' equity                                                      192,459,463    206,578,329
                                                                                ------------   ------------
Total liabilities and stockholders' equity                                      $204,389,419   $222,780,950
                                                                                ============   ============

                            See accompanying notes

Mediconsult.com, Inc.

Unaudited Consolidated Statement of Operations for the Three Months Ended March 31, 2000 and 1999
================================================================================

                                                    Three Months Ended March 31,
                                                     ---------------------------
                                                         2000           1999
                                                     -------------  ------------




Revenues                                             $  6,224,191   $   487,304
                                                     ------------   -----------
Operating expenses:
    Product and content development                     8,016,917       904,530
    Marketing, sales and client services                4,975,119       737,605
    General and administrative                          1,998,060       656,351
    Depreciation and amortization                      10,739,314       119,117
    Fair value of options granted to employees            682,344       152,368
    Fair value of warrants granted to third parties       493,697            --
                                                     ------------   -----------
    Total operating expenses                           26,905,451     2,569,971
                                                     ------------   -----------
Loss from operations                                  (20,681,260)   (2,082,667)
Interest income (expense), net                            142,689            --
                                                     ------------   -----------

Net loss                                              (20,538,571)   (2,082,667)
Dividends on preferred stock                                    -       945,505
                                                     ------------   -----------
Net loss attributable to common shareholders         $(20,538,571)  $(3,028,172)
                                                      ===========   ===========

Per common share data
Basic and diluted net loss per share                 $      (0.41)  $     (0.16)
                                                      ===========   ===========
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share                           50,563,198    18,531,750
                                                      ===========   ===========
                            See accompanying notes

Mediconsult.com, Inc.

Unaudited Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000 and 1999

-------------------------------------------------------------------------------

                                                                            Three Months Ended March 31,
                                                                             ---------------------------
                                                                                  2000          1999
                                                                             ------------   -----------
Cash flows from operating activities
Net loss                                                                     $(20,538,571)  $(2,082,667)
Adjustment to reconcile net loss to net cash used in operating activities
    Depreciation of fixed assets                                                  532,605        50,948
    Amortization of intangible assets                                          10,206,709        68,229
    Services rendered in exchange for common stock                              1,200,000            --
    Amortization of deferred compensation related to shares issued
    for services and membership interest in Pharma marketing                      161,900            --
    Fair value of options and warrants granted to consultants
    and employees                                                               1,176,041       152,368
    Changes in assets and liabilities
        Accounts receivable                                                    (1,965,597)       (5,169)
        Unbilled revenue                                                       (1,129,130)     (207,310)
        Prepaid expenses and other current assets                                   2,014      (118,669)
        Accounts payable and accrued expenses                                  (1,573,272)      531,705
        Deferred revenue                                                          (71,467)     (107,000)
                                                                             ------------   -----------
    Net cash used in operating activities                                     (11,998,768)   (1,717,565)
                                                                             ------------   -----------
Cash flows from investing activities
    Fixed assets purchases                                                     (1,341,053)     (279,505)
    Acquisition of subsidiaries, net of cash acquired of $82,652                 (215,382)           --
                                                                             ------------   -----------
Net cash used in investing activities                                          (1,556,435)     (279,505)
                                                                             ------------   -----------
Cash flows from financing activities
    Repayment of long term debt                                                (2,639,551)           --
    Proceeds from advances from shareholder                                            --       315,000
    Proceeds from issuance of senior preferred stock                                   --     3,160,000
    Proceeds from exercise of stock options                                       962,011        18,900
    Deferred issue costs                                                               --      (219,229)
                                                                             ------------   -----------

Net cash (used in) provided by financing activities                            (1,677,540)    3,274,671
                                                                             ------------   -----------
(Decrease) increase in cash                                                   (15,232,743)    1,277,601
Cash - beginning of period                                                     22,320,814       135,053
                                                                             ------------   -----------
Cash - end of period                                                         $  7,088,071   $ 1,412,654
                                                                             ============   ===========

                            See accompanying notes.

                             MEDICONSULT.COM, INC.
                  NOTES TO CONSOLIDATED FINANCING STATEMENTS
                                  (Unaudited)

1. ORGANIZATION

Mediconsult.com, Inc. ("the Company" or "Mediconsult") was originally incorporated under the laws of the State of Colorado in October 1989. In April 1996, the Company purchased Mediconsult.com Limited, a Bermuda corporation ("MCL"), through a merger in which MCL became a wholly-owned subsidiary, resulting in 90% of the outstanding stock of Mediconsult being held by the former stockholders of MCL, The Mediconsult Trust, controlled by Mr. Robert Jennings, and Dr. Michel Bazinet. In December 1996, the Company consummated a re-incorporation merger pursuant to which it became a Delaware corporation. Mediconsult conducts its business primarily through MCL.

2. BASIS OF PRESENTATION

These consolidated financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2000 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-K as filed with the Securities and Exchange Commission.

3. UNBILLED REVENUE

Unbilled revenue represents the value of development work completed but not billed at March 31, 2000.

4. STOCK OPTIONS

The Company has a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:

                                                            March 31, 2000
                                                --------------------------------------
                                                     No.                 Weighted Avg.
                                                   Shares               Exercise Price
                                                ------------            --------------
Outstanding - December 31, 1999                    4,008,651                     $4.50
Granted during the period                                  -                         -
Exercised during the period                       (1,260,454)                     0.66
Cancelled during the period                         (403,654)                     6.94
                                                ------------
Outstanding - March 31, 2000                       2,344,543                      6.16
                                                ============
Exercisable - March 31, 2000                         723,341                     $2.00
                                                ============

During the three months ended March 31, 1999 and 2000 the fair values of the options granted to employees were $653,794, and nil respectively. The weighted average exercise price and weighted average fair value of options whose exercise price exceeded the market value at the grant date during the first three months of 1999 and 2000 were $8.00 and nil, respectively. The weighted average exercise price and weighted average fair value of options whose exercise price was less than the market value at the grant date during the first three months of 1999 and 2000 were $7.36 and nil, respectively.

The fair values of the options were estimated using an option-pricing model based on the weighted average risk-free interest rates ranging between 4.63% and 6.45%, an expected life of the options of one to five years, an expected volatility of the common stock ranging between 110% and 133% and no expected dividends on the common stock.

5. WARRANTS

The Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $1.22 per share to Arnold and S. Bleichroeder, Inc. in consideration of investment advisory services. These warrants have been delivered or are being held in escrow and are deliverable as follows: 200,000 were delivered upon initial filing of Mediconsult's secondary offering prospectus in April 1999 and have been exercised: 100,000 were delivered on March 15, 2000: and 100,000 will be delivered on September 15, 2000.The delivery of the remaining 100,000 warrants is subject to continued performance of financial advisory services for the Company by a particular individual on behalf of this firm. The Company will be required to recognize as an expense the fair value of the warrant over the vesting period. These warrants, which expire on March 1, 2004, have net issue election and anti-dilution provision comparable to the senior preferred stock warrants. These warrants do not confer upon the holder any voting or any other right of a stockholder. On March 15, 2000, warrants representing 100,000 shares vested, however the remaining warrants representing the final 100,000 shares will not vest, due to the fact that the individual referenced above is no longer employed at Arnold and S. Bleichroeder.

On March 23, 2000 the Company and Andersen Consulting "Andersen" entered into a warrant agreement under which the Company issued Andersen warrants to purchase 1,503,425 shares of the Company's common stock at an exercise price of $3.8125 per share in connection with consulting services rendered by Andersen to the Company under a consulting services agreement signed on September 10, 1999. The warrants have a term of five years and vest over time, based upon consulting services performed by Andersen on the Company's behalf. In connection with the issuance of these warrants the Company reserved 1,503,425 shares of common stock issuable upon exercising of these warrants.

6. RELATED PARTY TRANSACTIONS

   None to report

7. SUBSEQUENT EVENTS

On May 1, 2000, McKesson HBOC, Inc., the leading online provider of information and tools for physicians and patients, announced its investment of $6.5 million to purchase 2.6 million newly issued shares of Mediconsult.com, Inc. The investment forms the basis of a relationship through which the two companies will seek to accelerate deployment and adoption of web-based applications and services for physicians.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

OVERVIEW

Mediconsult.com, Inc. uses the Internet to educate and connect doctors and patients. Our Web communities and interactive solutions educate physicians, empower patients and enable more effective doctor-patient relationships. We provide relevant tools, reliable services and quality medical information that save doctors time and improve health outcomes for their patients.

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

BACKGROUND

For the period from the inception of our operations in April 1996 through January 1997, our operating activities related primarily to the initial development of the mediconsult.com Web site and operating infrastructure, and the recruitment of employees. Since the launch of mediconsult.com in 1996, we have focused on developing and organizing content in an easy to navigate format, and improving the functionality of mediconsult.com. We continue to refine our strategy of creating targeted online marketing and sponsorship programs for large pharmaceutical and other healthcare organizations. We continue to develop and implement these types of programs for our clients.

In May 1999, the Company acquired CyberDiet, LLC, which provides tailored nutritional information and programs in exchange for 400,000 shares of Mediconsult common stock. The total purchase price including acquisition costs and assumption of net liabilities, was $2.8 million.

In June 1999, the Company acquired Cyber-Tech, Inc., a company that develops online content and tools focused on heart disease and related areas. The consideration paid to Cyber-Tech shareholders consisted of $3,765,000 in cash and 267,732 shares of Mediconusult common stock. The total purchase price was $7.6 million.

In October 1999, the Company acquired Mood Sciences, a company that specializes in mental health disease management innovations in exchange for 215,000 shares of Mediconsult common stock. The total purchase price, including acquisition costs was $1.9 million.

In September 1999, the company entered into a various agreements with Pharma Marketing, LLC, an entity organized to perform certain sales and marketing operation of the Company and operate solely on behalf of the Company for $1,250,000 and 200,000 shares of Mediconsult common stock.

In December 1999, the Company acquired shares of Physicians' Online, Inc. a provider of an exclusive network for physicians in addition to online medical information and communications. As consideration for the acquisition, the Company issued approximately 18.5 million shares of Mediconsult common stock. The total value of consideration was $183.1 million including the assumption of debt and acquisition costs.

In February 2000, the Company acquired Web Northstar Interactive, Corp., a company that specializes in research evaluation. As consideration for the acquisition, the company issued approximately 435 thousand shares for an aggregate price of $2.8 million.

In March 2000, the Company acquired Storknet, a company dedicated to pregnancy and parenting issues. As consideration for the acquisition the company issued approximately 34 thousand shares for an aggregate price of $210,000.



REVENUE SOURCES

Our main sources of revenue have historically been through client services related to the development, support of online marketing and sponsorship programs for pharmaceutical, and other healthcare companies. These services continue to be a source of revenue and typically include the design, development and management of customized Web sites relating to a particular pharmaceutical or other health-related products. Client services also include marketing research, focus group testing and online testing of visitors' preferences. Revenue from client services is recognized on the basis of contractual commitments over the period of each engagement using the percentage-of-completion method, based on labor hours and costs incurred as the measure of progress towards completion. Revenue from support services, principally the management of Web sites that we develop for our clients, is recognized ratably over the periods services are provided, generally on a monthly basis. Payments received from clients prior to the performance of client services are recorded as unearned revenue.

We also provide advertising services involving the sale of advertising space on certain Web sites we own, manage or sponsor. These services can be provided separately or as part of a more comprehensive suite of client services. Advertising services include banner advertisements, polls, surveys, registration programs,coupons and other interactive forms of advertising. Revenue from advertising sales is recognized ratably over the period in which the advertisement is displayed, if no significant obligations remain. In certain cases, advertising revenue from the sale of advertising space is related to the delivery of impressions or click-throughs from pages viewed by visitors to our Web sites. Payments received from advertisers prior to displaying their advertisements are recorded as deferred revenue. Mediconsult does not recognize revenue from barter transactions with respect to its advertising services. Effective October 1, 1999 we no longer sell banner advertising on our consumer Web sites. As a result, this source of revenue may decline in future periods even though we will continue to sell such advertising on our professional sites such as Physicians' Online.

In 1999, we expanded our focus on long-term strategic relationships with major pharmaceutical manufacturers to include other Internet-based initiatives in addition to marketing programs. The initial relationship in this new strategic direction was entered into with Bristol-Myers Squibb Company to develop innovative new approaches to electronic medical education.

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


MARKETING AND SALES INITIATIVES

In late 1997, we initiated our first significant marketing and advertising program. The Company was engaged by Novartis Consumer Health Canada to develop a comprehensive online smoking cessation program for its Habitrol brand, focused on Canadian consumers. We developed the Web site for this program during early 1998, for which we received payment as services were performed. We receive revenue for maintaining and upgrading this program (beginning with its launch in June 1998), and receive monthly advertising revenue for referring visitor traffic to the Habitrol Web site. We have recently expanded the Habitrol program to provide French and professional healthcare versions of the Web site.

We have also generated revenue by developing programs for a number of branded pharmaceutical products. For the three months ended March 31, 2000, revenue from Bristol-Myers Squibb and Eli Lilly and Company represented $4.8 million or 77% of the company's total revenue. We are also developing the Web sites for these programs and receive payment as services are performed. We are developing a custom version of an electronic medical education product for Bristol-Myers Squibb. The loss of Bristol-Myers Squibb or Eli Lilly and Company as a customer or any changes to the existing relationship that are less favorable to us, or any significant reduction in traffic on or through the Web sites that we manage, will materially and adversely affect our business, financial condition and results of operations.

VISITOR TRAFFIC

To improve the depth and breadth of our medical content and to increase visitor traffic, in 1999 and 2000 we completed strategic initiatives to purchase, manage or sponsor the following Web sites:

     . Pharminfo.com, a leading Web site providing information on pharmaceutical products and clinical trials for pharmacists, physicians and consumers;

     .  INCIID.org, a Web site providing information on infertility;

     . Cyberdiet.com, a Web site providing tailored nutritional information and programs;

     . Heartinfo.org, a leading Web site for patients and professionals seeking information on heart disease and hypertension;

     . Mood Sciences, a developer of a Web-based software tool for the screening and monitoring of 12 mood related disorders;

     . POL.net, the flagship site of Physicians' Online., a company with more authenticated doctor-users than any other medical web site, ("Physicians' Online"); and

     .  Storknet.org, a leading Web site for pregnancy and parenting issues.



We believe that Mediconsult's Web sites together represent the most highly trafficked physicians-only Web site and one of the most highly trafficked consumer healthcare information sites on the Internet. During the first quarter of 2000, our Web sites attracted 12.8 million visitors who viewed 86.2 million pages. On average, viewers spent approximately 26 minutes per session on our Web sites.

STOCK OPTIONS AND WARRANTS

Stock options granted to employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the three month periods ended March 31, 1999 and 2000, as well as deferred compensation expense for the value of options granted that were not vested as of such dates.

Pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Warrants for 100,000 shares were delivered on March 15, 2000. Delivery of the warrants will result in the recognition of an expense in the statement of operation equal to the fair value of the warrants on the date of delivery in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". At March 31, 2000, the criteria required for exercise of such warrants vesting in 2000 had not been met.


RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation, of online marketing and sponsorship programs, including Web site development and implementation, advertising services, internet service provider membership fees, licensing our content and Web site support. Total revenues increased from $0.5 million in the quarter ended March 31, 1999 to $6.2 million in the quarter ended March 31, 2000, an increase of 1,177%. This increase was primarily attributable to initiatives focused on the delivery of electronic medical education over the internet, and sponsorship programs of $0.05 million for the quarter ended March 31, 1999 vs. $5.3 million for the quarter ended March 31, 2000.

PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses incurred to develop, enhance, manage, monitor and operate our Web sites and to develop new products such as electronic medical education and related products. Total product and content development cost increased from $0.9 million in the quarter ended March 31, 1999 to $8.0 million in the quarter ended March 31, 2000, an increase of 786%. The increase was primarily due to a buildup in personnel in the later part of 1999 in conjunction with the acquisition of Physicians' Online and increased hiring to support the growth in revenues of the medical educational and sponsorship programs.

MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client services costs include expenses incurred by the company to obtain and maintain client relationships. These costs included salaries and fees paid to employees and consultants, and programming costs. Total marketing, sales and client services cost increased from $0.7 million in the quarter ended March 31,1999 to $5.0 million in the quarter ended March 31, 2000, an increase of 574%. This increase was primarily due to costs associated with the development and implementation of specific client medical education and sponsorship programs. A substantial portion of the increase was attributable to a marketing agreement entered into with Pharma Marketing, LLC which resulted in sales and marketing efforts being significantly increased.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, and fees for other professional services. Total general and administrative expenses increased from $0.7 million in the quarter ended March 31, 1999 to $2.0 million in the quarter ended March 31, 2000, an increase of 204%. The increase was primarily attributable to salaries and related expenses associated with acquired companies and hiring additional personnel to support the growth of our operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $10.6 million to $10.7 million for the first quarter ended March 31, 2000. This increase was primarily due to the amortization of goodwill of $9.6 million relating to the Physicians' Online acquisition in December 1999.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We have recorded compensation expense in connection with the vesting of employee stock options of $0.2 million during the quarter ended March 31, 1999, and $0.7 million during the quarter ended March 31, 2000. Compensation expense represents the amortization of deferred compensation which is measured based on the fair value of the options granted. These amounts are amortized over the vesting period of the applicable options.

FAIR VALUE OF WARRANTS GRANTED TO THIRD PARTIES. We recorded expense in connection with the vesting of warrants to Andersen Consulting and Arnhold &
S. Bleichroeder Inc. Compensation expense was $0.5 million for the three months ended March 31, 2000. There was no corresponding expense for the three months ended March 31, 1999.

INTEREST INCOME/(EXPENSE). During the quarter ended March 31, 2000, the Company earned interest income, net of interest expense of $0.1 million, as compared to nil in the quarter ended March 31, 1999. The increase in interest income reflects increased cash on hand, and interest expense is due to debt outstanding relating to the Physicians' Online acquisition.

PREFERRED SHARES DIVIDEND. Preferred shares dividends were issued to senior preferred stockholders and junior preferred stockholders, these costs were $0.9 million and nil for the quarter ended March 31, 1999 and March 31, 2000 respectively.

FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE
PROJECTED

The information and data contained in this quarterly report includes all necessary adjustments, consisting only of normal recurring adjustments necessary for fair presentation of this data. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

We have a limited operating history upon which to evaluate our business and predict revenue and planned operating expenses. Our quarterly operating results may vary significantly in the foreseeable future due to a variety of factors, many of which are outside of our control. The timing of sponsorship revenues is one of the most significant factors affecting quarterly results. Once a contract is executed, a significant portion of our revenue is derived from customized Web site development and implementation projects, rather than from recurring fees. As a result, we cannot predict with certainty when we will perform the work necessary to receive payment for these projects.



LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the private placement of equity securities and advances from our principal stockholder. In February 1999, we received $3.2 million in proceeds from a private placement of equity securities to certain unrelated investors. In April 1999, we received approximately $58 million in net proceeds from a public offering of equity securities. In May 2000, we received $6.5 million in proceeds from a placement of equity securities to McKesson HBOC, Inc.

We have incurred substantial costs to design, develop and implement Internet-based marketing and sponsorship programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of March 31, 2000, we had an accumulated deficit of $55.2 million.

Net cash used in operating activities during the three months ended March 31, 1999 was $1.7 million, compared to net cash used in operating activities during the three months ended March 31, 2000 of $12.0 million. This increase in cash used was primarily attributable to net losses during this period which were partially offset by certain non-cash items of $13.3 million. This amount was comprised of depreciation and amortization of $10.7 million, services rendered in exchange for common stock of $1.2 million, deferred compensation amortization of $0.2 million and expenses related to stock options and warrants granted to consultants and employees of $1.2 million. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to revenue growth; (3) increases in accounts receivables of $2.0 million; and (4) decreases in accounts payables of $1.6 million.

Net cash used in investing activities during the three months ended March 31, 1999 was $0.3 million, compared to net cash used in investing activities during the three months ended March 31, 2000 of $1.6 million. This increase in cash used was attributable to $1.4 million of fixed assets purchases directly related to the needs of the Company's growth, the balance of $3.1 million was offset by the non-cash acquisition of North Star and Storknet in the first quarter of 2000.

Net cash provided by financing activities during the three months ended March 31, 1999 was $3.3 million, compared to net cash used in financing activities during the three months ended March 31, 2000 of $1.7 million. This decrease was primarily attributable to two major components (1) the repayment of $2.6 million in long-term debt acquired in the Physicians' Online acquisition in the first quarter ended March 31, 2000, and (2) the $3.2 million in proceeds from issuance of senior preferred stock to the first quarter of 1999.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $20.5 million and $8.5 million after accounting for non-cash items for the quarter ended March 31, 2000. We expect losses from operations and negative cash flow to continue for the foreseeable future and at least through the year 2000 as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our working capital requirements depend on numerous factors. We have experienced a substantial increase in our expenditures since inception, consistent with growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for product development and for technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and more aggressive brand promotions. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operation could be materially and adversely affected.

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements through the end of the year. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

The financial results are reported in U.S. dollars, which are affected by changes in the value of the various foreign currencies in which we make payments in relation to the U.S. dollar. We cannot however anticipate operating exposures through foreign currency exchange option or forward contracts relating to foreign currency. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar.


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

These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: (a) those set forth in our Form 10-K for the period ended December 31, 1999, incorporated herein by reference, and elsewhere herein; and
(b) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-
Q. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.



PART II. OTHER INFORMATION


ITEM 1. CHANGES IN SECURITIES

Sales of Unregistered Securities

In the three month period ended March 31, 2000 we issued the following unregistered securities: Effective February 11, 2000, we issued 435,161 shares of our common stock to the former shareholders of Web Northstar Interactive Corp. in connection with the purchase of Web Northstar for an aggregate price of $2,792,409. On March 23, 2000, we issued 33,676 shares of our common stock to Maribeth Doerr, the sole proprietor of Doerr Consulting, in connection with the purchase of the assets related to the Storknet website for an aggregate purchase price of $200,000. Also on March 23, 2000, we issued warrants to purchase 1,503,425 shares of our common stock at an exercise price of $3.8125 per share to Andersen Consulting in connection with Andersen's provision of consulting services to the Company. The sales and issuance of these securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a private placement.



ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)
     Exhibit     Description
     Number      -----------
     ------
     2.1       Northstar Agreement and Plan of Merger*
     3.1       Amended and Restated Certificate of Incorporation (1)
     3.2       Amended and Restated By-laws(1)
     4.1       Specimen common stock certificate(4)
     4.2       Form of Investor Senior Preferred Stock Warrant (4)
     4.3       Form of Warrant issued to Arnhold and S. Bleichroeder, Inc. (4)
     4.4       Form of Warrant issued to Andersen Consulting*
     10.1      Amended and Restated Mediconsult 1996 Stock Option Plan (2)
     10.2      Amended and Restated Physicians' Online 1994 Stock Option Plan (2)
     10.3      Escrow Agreement, dated June 14, 1999, among Mediconsult.com, Inc.,
               Cyber-Tech, Inc., Andre Pilevsky, Daniel Rader, M.D and SunTrust Bank (3)
     10.4      Escrow Agreement, dated December 16, 1999, among Mediconsult.com,
               Inc., Physicians' Online, Inc., Jason Fisherman as representative, and
               The Wilmington Trust Company (2)
     10.5      Worldwide Web Server Agreement dated November 6, 1996 between Tvisions
               Inc. and Mediconsult.com Limited (5)
     10.6      Operating Agreement of Pharma Marketing, LLC, Dated September 7,
               1999(1)
     10.7      Service Agreement, dated September 7, 1999, between Pharma Marketing,
               LLC and Mediconsult.com., Inc.(1)
     10.8      Membership Investment Agreement, dated September 7, 1999, between
               Pharma Marketing, LLC and Mediconsult.com, Inc.(1)
     10.9      Letter agreement dated December 30, 1998 among the Company,
               Pharmaceutical Information Associates, Ltd., VirSci Corporation and
               Pharmaceutical Information.Net, Inc. (4)
     10.10     Consulting Agreement dated March 3, 1997 between the Company and IBM
               Canada (3)
     10.11     Source Code License Agreement dated February 26, 1999 between
               Tvisions, Inc. and Mediconsult.com Limited (4)
     10.12     Agreement between Brystol-Meyers Squibb Company and Mediconsult.com
               Limited, dated as of September 30, 1999 (1)
     10.13     Project Order pursuant to Agreement between Brystol-Meyers Squibb
               Company and Mediconsult.com Limited, dated as of September 30, 1999*
     10.14     Agreement between the Company and Novartis Pharma AG (4)
     10.15     Exclusive Sponsorship Agreement dated as of January 15, 1999 between
               InterNational Council on Infertility Information Dissemination and
               Mediconsult.com Limited (4)
     10.16     Perc Pilot Program Agreement, dated February 25, 2000, by and between
               Eli Lilly and Company and Mediconsult.com Limited.*
     10.17     Internet Consulting and Software Services Agreement between
               Mediconsult, Ltd. and Eli Lilly and Company.*
     10.18     Employment Agreement effective as of January 1, 1999, between 3542491
               Canada Inc. and David J. Austin (4)
     10.19     Employment Agreement effective as of January 1, 1999, between
               Mediconsult.com Limited and

             Robert A. Jennings (4)
    10.20    Employment Agreement effective as of January 1, 1999, between 3542491
             Canada Inc. and Ian Sutcliffe (4)
    10.21    Employment Agreement dated as of April 1, 1999 between the Company and
             E. Michael Ingram (4)
    10.22    Employment Agreement, dated June 14, 1999, between Mediconsult.com
             (US), Ltd. and Andre Pilevsky (3)
    10.23    Employment Agreement, dated September 7, 1999, between Pharma
             Marketing, LLC and Timothy J. McIntyre.
    10.24    Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
             (US), Ltd. and Andre Pilevsky (3)
    10.25    Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
             (US), Ltd. and Sharon Weinberg (3)
    10.26    Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
             (US), Ltd. and Daniel Rader, M.D(3)
    10.27    Stock Purchase Agreement dated as of February 26, 1999 between the
             Company and the Investors named therein (4)
    10.28    Registration Rights Agreement dated February 26, 1999, among the
             Company and the Investors named therein (4)
    10.29    Stockholders' Agreement dated February 26, 1999 among the Company, the
             Founders identified therein and the Investors identified on Schedule 1 thereto (4)
    10.30    Registration Rights Agreement dated as of February 26, 1999 between the Company and Arnhold and S. Bleichroeder, Inc. (4)
    10.31    Registration Rights Agreement, dated as of March 23, 2000, between the
             Company and Andersen Consulting*
    27.1     Financial Data Schedule*

___________

*    Filed electronically herewith.

(1) Exhibits are incorporated by reference to Mediconsult's Annual Report on Form 10-K (File No. 000-29282) filed April 10, 2000
(2) Exhibits are incorporated by reference to the Annexes to Mediconsult's joint information/proxy statement/prospectus on Schedule 14C (File No. 000-29282) filed November 19, 1999
(3) Exhibits are incorporated by reference to Mediconsult's Current Report on Form 8-K (File No. 333-73059) filed June 29, 1999
(4) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form S-1 (Registration No. 333-73059) filed April 2, 1999
(5) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form 10-SB (File No. 333-21883) filed December 16, 1996

(b) None.

                                  SIGNATURES


                                                        Mediconsult.com, Inc.



Date:  May 13, 2000               Signature:            /s/ E. Michael Ingram
                                                        E. Michael Ingram
                                                        Chief Financial Officer

  Exhibit   Description
  Number    -----------
  ------
    2.1   Northstar Agreement and Plan of Merger*
    3.1   Amended and Restated Certificate of Incorporation (1)
    3.2   Amended and Restated By-laws(1)
    4.1   Specimen common stock certificate(4)
    4.2   Form of Investor Senior Preferred Stock Warrant (4)
    4.3   Form of Warrant issued to Arnhold and S. Bleichroeder, Inc. (4)
    4.4   Form of Warrant issued to Andersen Consulting*
   10.1   Amended and Restated Mediconsult 1996 Stock Option Plan (2)
   10.2   Amended and Restated Physicians' Online 1994 Stock Option Plan (2)
   10.3 Escrow Agreement, dated June 14, 1999, among Mediconsult.com, Inc., Cyber-Tech, Inc., Andre Pilevsky, Daniel Rader, M.D and SunTrust Bank
          (3)
   10.4 Escrow Agreement, dated December 16, 1999, among Mediconsult.com, Inc., Physicians' Online, Inc., Jason Fisherman as representative, and The Wilmington Trust Company (2)
   10.5 Worldwide Web Server Agreement dated November 6, 1996 between Tvisions, Inc. and Mediconsult.com Limited (5)
   10.6   Operating Agreement of Pharma Marketing, LLC, Dated September 7,
          1999(1)
   10.7 Service Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Mediconsult.com., Inc.(1)
   10.8 Membership Investment Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Mediconsult.com, Inc.(1)
   10.9 Letter agreement dated December 30, 1998 among the Company, Pharmaceutical Information Associates, Ltd., VirSci Corporation and Pharmaceutical Information.Net, Inc. (4)
   10.10 Consulting Agreement dated March 3, 1997 between the Company and IBM Canada (3)
   10.11 Source Code License Agreement dated February 26, 1999 between Tvisions, Inc. and Mediconsult.com Limited (4)
   10.12 Agreement between Brystol-Meyers Squibb Company and Mediconsult.com Limited, dated as of September 30, 1999 (1)
   10.13 Project Order pursuant to Agreement between Brystol-Meyers Squibb Company and Mediconsult.com Limited, dated as of September 30, 1999*
   10.14  Agreement  between the Company and Novartis Pharma AG (4)
   10.15 Exclusive Sponsorship Agreement dated as of January 15, 1999 between InterNational Council on Infertility Information Dissemination and Mediconsult.com Limited (4)
   10.16 Perc Pilot Program Agreement, dated February 25, 2000, by and between Eli Lilly and Company and Mediconsult.com Limited.*
   10.17 Internet Consulting and Software Services Agreement between Mediconsult, Ltd. and Eli Lilly and Company.*
   10.18 Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc. and David J. Austin (4)
   10.19 Employment Agreement effective as of January 1, 1999, between Mediconsult.com Limited and Robert A. Jennings (4)
   10.20 Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc. and Ian Sutcliffe (4)
   10.21  Employment Agreement dated as of April 1, 1999 between the Company and
          E. Michael Ingram (4)
   10.22  Employment Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Andre Pilevsky (3)
   10.23 Employment Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Timothy J. McIntyre.
   10.24  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Andre Pilevsky (3)
   10.25  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Sharon Weinberg (3)
   10.26  Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Daniel Rader, M.D(3)