Form 10-Q
period 2000-06-30
MEDICONSULT COM INC
filed 2000-08-14
CIK 1016134

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number: 000-29282

                             MEDICONSULT.COM, INC.
------------------------------------------------------------------------------
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


        Registrant's Telephone No., including area code: (212) 841-7300
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 9, 2000, there were approximately 54,169,718 shares of the Registrant's Common Stock outstanding.

===============================================================================

                                     INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial statements

          Unaudited Consolidated Balance Sheets - June 30, 2000 and
          December 31, 1999                                                   3

          Unaudited Consolidated Statement of Operations - three and six
          months ended June 30, 2000 and 1999                                 4

          Unaudited Consolidated Statement of Cash Flows - six months ended
          June 30, 2000 and 1999                                              5

          Notes to Unaudited Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

PART II.  OTHER INFORMATION                                                  12

Item 1.   Pending Legal Proceedings                                          12

Item 2.   Changes in Securities                                              13

Item 6.   Exhibits and Reports Filed on Form 8-K                             13

PART I. FINANCIAL INFORMATION

Mediconsult.com, Inc.

Unaudited Consolidated Balance Sheets
--------------------------------------------------------------------------------------



                                                            June 30,      December 31,
                                                              2000          1999
                                                          ------------  --------------
   ASSETS
Current assets
 Cash and cash equivalents                                $  6,590,110  $ 22,320,814
 Accounts receivable                                         2,794,963     1,062,574
 Unbilled revenue                                            2,945,307     3,433,663
 Prepaid expenses and other current assets                     678,230       556,646
                                                          ------------  ------------
 Total current assets                                       13,008,610    27,373,697

 Fixed assets, net                                           3,894,321     2,291,772
 Intangible assets, net                                    175,754,390   193,115,481
                                                          ------------  ------------
Total assets                                              $192,657,321  $222,780,950
                                                          ------------  ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                    $  8,412,908  $ 10,591,054
 Advances from shareholder                                          --       314,979
 Deferred revenue                                            1,404,600       322,488
 Notes payable                                               2,334,549     4,974,100
                                                          ------------  ------------
 Total current liabilities                                  12,152,057    16,202,621
                                                          ------------  ------------
Commitments and contingencies                                       --            --

Stockholders' equity
 Senior Preferred stock, $0.001 par value, 5,000,000
 shares authorized, 1,000,000 shares designated, no
 shares issued and outstanding at June 30, 2000 and
 December 31, 1999, respectively                                    --            --
  Junior preferred stock, 4,000,000 shares designated,
  no shares issued and outstanding at
  June 30, 2000 and December 31, 1999, respectively                 --            --

 Common stock, $.001 par value, 100,000,000 shares
 authorized, 54,167,147 and 49,633,275 shares issued
 and outstanding at June 30, 2000 and December 31,
 1999, respectively                                             54,167        49,634

 Additional paid-in capital                                269,231,273   257,263,537
 Deferred compensation                                     (12,525,284)  (16,051,925)
 Accumulated deficit                                       (76,254,892)  (34,682,917)
                                                          ------------  ------------
 Total stockholders' equity                                180,505,264   206,578,329
                                                          ------------  ------------
Total liabilities and stockholders' equity                $192,657,321  $222,780,950
                                                          ------------  ------------


                            See accompanying notes.

Mediconsult.com, Inc.


Unaudited Consolidated Statement of Operations
------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended           Six Months Ended
                                                    --------------------------   --------------------------
                                                      June 30,       June 30,      June 30,       June 30,
                                                        2000          1999           2000          1999
                                                    ------------   -----------   ------------   -----------
Revenues                                            $  4,539,703   $   812,116   $ 10,763,894   $ 1,299,420
                                                    ------------   -----------   ------------   -----------

Operating expenses:
 Product and content development                       7,084,828     1,368,426     15,101,745     2,272,956
 Marketing, sales and client services                  3,327,309       836,902      8,302,428     1,574,507
 General and administrative                            2,038,218       829,821      4,036,274     1,486,172
 Depreciation and amortization                        11,118,802       387,748     21,858,116       506,865
 Fair value of options granted to employees              952,214       391,398      1,634,558       543,766
 Fair value of warrants granted to third parties       1,090,000     1,497,669      1,583,697     1,497,669
                                                    ------------   -----------   ------------   -----------
 Total operating expenses                             25,611,371     5,311,964     52,516,818     7,881,935
                                                    ------------   -----------   ------------   -----------

Loss from operations                                 (21,071,668)   (4,499,848)   (41,752,924)   (6,582,515)
Interest income, net                                      38,261       576,036        180,949       576,036
                                                    ------------   -----------   ------------   -----------
Net loss                                             (21,033,407)   (3,923,812)   (41,571,975)   (6,006,479)
Dividends on preferred stock                                  --            --             --       945,505
Net loss attributed to common stockholders          $(21,033,407)  $(3,923,812)  $(41,571,975)  $(6,951,984)
                                                    ============   ===========   ============   ===========
Per common share data:
 Basic and diluted net loss per share                     $(0.40)       $(0.14)        $(0.80)       $(0.30)
                                                    ============   ===========   ============   ===========
Weighted average shares of common stock
 outstanding used in computing basic
 and diluted net loss per share                       52,577,636    27,446,133     51,873,454    23,013,169
                                                    ============   ===========   ============   ===========

                            See accompanying notes.

Mediconsult.com, Inc.

Unaudited Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                             Six Months Ended
                                                        ---------------------------
                                                           June 30,      June 30,
                                                            2000          1999
                                                        ------------   -----------
Cash flows from operating activities
Net loss                                                $(41,571,975)  $(6,006,479)
Adjustment to reconcile net loss to net cash used
  in operating activities
    Depreciation of fixed assets                           1,361,886       173,508
    Amortization of intangible assets                     20,496,230       333,357
    Fair value of options and warrants granted             3,218,255     2,041,435
    Services received in exchange for common stock         1,600,000            --
    Amortization of deferred compensation related to
      interest in Pharma marketing                           283,700            --
  Changes in assets and liabilities
      Accounts receivable                                 (1,732,389)     (726,511)
      Unbilled revenue                                       488,356      (172,210)
      Prepaid expenses and other current assets             (121,584)     (523,368)
      Accounts payable and accrued expenses               (2,178,146)      971,719
      Deferred revenue                                     1,082,112      (107,000)
                                                        ------------   -----------
Net cash used in operating activities                    (17,073,555)   (4,015,549)
                                                        ------------   -----------

Cash flows from investing activities
    Fixed assets purchases                                (2,964,435)   (1,138,271)
    Purchase of businesses, net of cash acquired            (215,382)   (3,915,085)
                                                        ------------   -----------
Net cash used in investing activities                     (3,179,817)   (5,053,356)
                                                        ------------   -----------

Cash flows from financing activities
    Proceeds from advances from shareholder                       --       315,000
    Repayment of advances from stockholder                  (314,979)     (513,600)
    Proceeds from issuance of senior preferred stock              --     3,160,000
    Proceeds from issuance of common stock in a
      public offering                                             --    56,988,792
    Proceeds from issuance of common stock in a
      private offering                                     6,500,000            --
    Proceeds from exercise of stock options                  977,198        90,702
    Payment of long-term debt                             (2,639,551)           --
                                                        ------------   -----------
Net cash provided by financing activities                  4,522,668    60,040,894
                                                        ------------   -----------

(Decrease)/Increase in cash                              (15,730,704)   50,971,989
Cash - beginning of period                                22,320,814       135,053
                                                        ------------   -----------
Cash - end of period                                    $  6,590,110   $51,107,042
                                                        ------------   -----------

                            See accompanying notes.

                             MEDICONSULT.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual report on Form 10-K and first quarter 10-Q as filed with the Securities and Exchange Commission.

2. STOCK OPTIONS

We have a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:


                                                   June 30, 2000
                                           -----------------------------
                                                               Weighted
                                                                Average
                                                #              Exercise
                                              Shares            Price
                                           -----------------------------
Outstanding - December 31, 1999             4,008,651            $4.50
Granted during the period                     500,000             1.82
Exercised during the period                (1,263,667)            0.66
Forfeited during the period                  (554,737)            6.90
                                           ----------            -----
Outstanding - June 30, 2000                 2,690,247             5.31
                                           ----------            -----
Exercisable - June 30, 2000                   713,058            $2.00
                                           ----------            -----

During the three months ended June 30, 2000 and 1999 the fair values of the options granted to employees were $500,000 and $384,118, respectively.


3. WARRANTS


On March 23, 2000 the Company and Andersen Consulting ("Andersen") entered into a warrant agreement under which the Company issued Andersen warrants to purchase 1,503,425 shares of the Company's common stock at an exercise price of $3.8125 per share in connection with consulting services rendered by Andersen to the Company under a consulting services agreement signed on September 10, 1999. The warrants have a term of five years and vest over time, based upon consulting services performed by Andersen on the Company's behalf. In connection with the issuance of these warrants the Company reserved 1,503,425 shares of common stock issuable upon exercising of these warrants.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult and its subsidiaries.

OVERVIEW

The Company uses the Internet to educate and connect doctors and patients. Our Web communities and interactive solutions educate physicians, empower patients and enable more effective doctor-patient relationships. The Company provides relevant tools, reliable services and quality medical information, that save doctors time and improve health outcomes for their patients.

Our focus is on the chronic medical conditions that are responsible for the majority of healthcare spending. By fostering communities centered on prevalent medical conditions and health issues, we believe we create significant opportunities for pharmaceutical and other healthcare companies to effectively reach physician and patient audiences using Internet-based educational, marketing and sponsorship programs.

BACKGROUND

For the period from the inception of our operations in April 1996 through January 1997, our operating activities related primarily to the initial development of the mediconsult.com Web site and operating infrastructure, and the recruitment of employees. Since the launch of mediconsult.com in 1996, we have focused on developing and organizing content in an easy to navigate format, and improving the functionality of mediconsult.com. We continue to refine our strategy of creating targeted online educational, marketing and sponsorship programs for large pharmaceutical and other healthcare organizations. We continue to develop and implement these types of programs for our clients.

In 1999, we added new sites through subsequent acquisitions including cyberdiet.com and heartinfo.com, and new Internet-based healthcare tools through the acquisition of Mood Sciences.

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

In July 2000, the Company announced expense reductions targeted primarily at its consumer Web site operations as part of an overall evaluation of potential cost savings. These reductions further highlight the Company's shift toward building its physician community and developing product offerings for its pharmaceutical clients. The reductions will result in savings of over $1 million per month. As part of this process, the Company has retained McFarland Dewey & Co. to assist in reviewing strategic alternatives for specific consumer Web site properties. The majority of expense reductions are targeted at those business units that are the stand-alone consumer channels. The expense reductions will reduce the Company's headcount by approximately 100 employees, about 45% of the total workforce.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

REVENUE SOURCES

Our main sources of revenue have historically been through client services related to the development, support of online education marketing and sponsorship programs for pharmaceutical, and other healthcare companies. These services continue to be a source of revenue and typically include the design, development and management of customized Web sites relating to particular pharmaceutical or other health-related products. Client services also include marketing research, focus group testing and online testing of visitors' preferences. Revenue from client services is recognized on the basis of contractual commitments over the period of each engagement using the percentage-of-completion method, based on labor hours and costs incurred as the measure of progress towards completion. Revenue from support services, principally the management of Web sites that we develop for our clients, is recognized ratably over the periods services are provided, generally on a monthly basis. Payments received from clients prior to the performance of client services are recorded as unearned revenue.

We also provide advertising services involving the sale of advertising space on the Company's Physicians' Online Web site. These services can be provided separately or as part of a more comprehensive suite of client services. Advertising services include banner advertisements, polls, surveys, registration programs, coupons and other interactive forms of advertising. Revenue from advertising sales is recognized ratably over the period in which the advertisement is displayed, if no significant obligations remain. Mediconsult does not recognize revenue from barter transactions with respect to its advertising services.

In 1999, we expanded our focus on long-term strategic relationships with major pharmaceutical manufacturers to include other Internet-based initiatives in addition to marketing and sponsorship programs. The initial relationship in this new strategic direction was entered into with Bristol-Myers Squibb Company to develop innovative new approaches to electronic medical education.


MARKETING AND SALES INITIATIVES

Revenue is principally derived by developing programs and internet tools for pharmaceutical companies. For the six months ended June 30, 2000, revenue from Bristol-Myers Squibb and Eli Lilly and Company represented $8.1 million or 75% of the company's total revenue. We develop the Web sites and educational tools for these companies, and receive payment as services are performed. The loss of Bristol-Myers Squibb or Eli Lilly and Company as a customer or any changes to the existing relationships that are less favorable to us, will materially and adversely affect our business, financial condition and results of operations.


STOCK OPTIONS AND WARRANTS

Stock options granted to employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the six month periods ended June 30, 1999 and 2000, as well as deferred compensation expense for the value of options granted that were not vested as of such dates.

Pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Warrants for 100,000 shares were delivered on March 15, 2000. Delivery of the warrants will result in the recognition of an expense in the statement of operations equal to the fair value of the warrants on the date of delivery in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". At June 30, 2000, we have determined that the final 100,000 warrant shares will not vest.

During the quarter ended June 30, 2000, the Company offered employees an opportunity to cancel existing option grants in exchange for new, re-priced option awards. The re-pricing offer was for the same number of shares cancelled; however, vesting of the re-priced options began at the new grant date, and vesting of the new options does not automatically accelerate upon a change in control of the Company. Of those eligible for the re-pricing, 20 accepted the offer, representing 571,800 option shares. The re-pricing was effective May 19, 2000. The net affect on the second quarter option expense as a result of the re-pricing was an increase of $22,513.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation of on-line education, marketing and advertising programs, including Web site development and implementation, advertising services, and Web site support. Revenue was $4.5 million for the quarter ended June 30, 2000 compared to $0.8 million for the quarter ended June 30, 1999, an increase of 463%. Revenue was $10.8 million for the six months ended June 30, 2000 and $1.3 million for the six months ended June 30, 1999, an increase of 730%. The period-to-period growth was primarily attributable to new product and client initiatives focused on the delivery of electronic medical education over the internet, and sponsorship programs.

PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses incurred to develop, enhance, manage, monitor and operate our Web sites and to develop new products such as electronic medical education. Total product and content development cost increased from $1.4 million for the quarter ended June 30, 1999 to $7.1 million for the quarter ended June 30, 2000. Total product and content development costs increased from $2.3 million for the six months ended June 30, 1999 to $15.1 million for the six months ended June 30, 2000. These increases were primarily due to additional costs associated with the development and implementation of specific client medical education and sponsorship programs.

MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client service costs include expenses incurred by the Company to obtain and maintain client relationships. These costs include salaries and commissions paid to employees, consultants and programming costs. Total marketing, sales and client service costs increased from $0.8 million in the quarter ended June 30, 1999 to $3.3 million in the quarter ended June 30, 2000. Total marketing, sales and client service costs increased from $1.6 million for the six months ended June 30, 1999 to $8.3 million for the six months ended June 30, 2000. These costs increased as our activities in sponsorships and our medical educational programs increased. Our focus on these activities directly relate to increased costs in programming, consultant fees and sales commissions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general overhead costs including finance, accounting, legal fees and other professional services.
Total general and administrative expenses increased from $0.8 million for the quarter ended June 30, 1999 to $2.0 million for the quarter ended June 30, 2000. Total general and administrative expenses increased from $1.5 million for the six months ended June 30, 1999 to $4.0 million for the six months ended June 30, 2000. The increases were primarily attributable to increases in headcount, office space and related overhead costs, over the prior year supporting the growth of our operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $0.4 million for the quarter ended June 30, 1999 to $11.1 million for the quarter ended June 30, 2000. Depreciation and amortization expense increased from $0.5 million for the six months ended June 30, 1999 to $21.9 million for the six months ended June 30,2000. Period-to-period increases are primarily due to the amortization of goodwill from the Physicians' Online acquisition in December 1999.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We have recorded compensation expenses in connection with the vesting of employee stock options. The related expense increased from $0.4 million for the quarter ended June 30, 1999 to $1.0 million in the quarter ended June 30, 2000. The related expense increased from $0.5 million for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000. The compensation expense represents the amortization of deferred compensation, which is measured based on the fair value of options granted. This amount is amortized over the vesting period of the applicable options.

FAIR VALUE OF WARRANTS GRANTED TO THIRD PARTIES. We recorded an expense in connection with the vesting of warrants to Andersen Consulting LLP and Arnhold &
S. Bleichroeder, Inc. The related expense decreased from $1.5 million for the quarter ended June 30, 1999 to $1.1 million for the quarter ended June 30, 2000. The related expense increased from $1.5 million for the six months ended
June 30, 1999 to $1.6 million for the six months ended June 30, 2000.

INTEREST INCOME. The Company earned interest income of nil for the quarter ended June 30, 2000 compared to $0.6 million for the quarter ended June 30, 1999. This decrease was primarily attributable to the lower cash balance during the quarter ended June 30, 2000. Net interest income decreased from $0.6 million as of June 30, 1999 to $0.2 million as of June 30, 2000 due to the decreased average cash on hand.

PREFERRED SHARES DIVIDEND. Preferred shares dividends were issued to senior preferred stockholders and junior preferred stockholders. These costs were $0.9 million for the six months ended June 30, 1999 and nil for the six months ended June 30, 1999.

FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE
PROJECTED

The information and data contained in this quarterly report includes all necessary adjustments, consisting only of normal recurring adjustments necessary for fair presentation of this data. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

We have a limited operating history upon which to evaluate our business and predict revenue and planned operating expenses. Our quarterly operating results may vary significantly in the foreseeable future due to a variety of factors, many of which are outside of our control. The timing of electronic medical education revenues is one of the most significant factors affecting quarterly results. Once a contract is executed, a significant portion of our revenue is derived from customized development and the implementation of projects, rather than from recurring fees. As a result, we cannot predict with certainty when we will perform the work necessary to receive payment for these projects.

LIQUIDITY AND CAPITAL RESOURCES

From inception until April 1999, we financed our operations primarily through the private placement of equity securities and advances from our principal stockholder. In February 1999, we received $3.2 million in proceeds from a private placement of equity securities to certain unrelated investors. In April 1999, we received approximately $58 million in net proceeds from a public offering of equity securities. In May 2000, we received $6.5 million in proceeds from a placement of equity securities to McKesson HBOC, Inc. As of June 30, 2000, the cash and cash equivalents balance was $6.6 million.

We have incurred substantial costs to design, develop and implement Internet-based educational, marketing and sponsorship programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of June 30, 2000, we had an accumulated deficit of $76.3 million.

Net cash used in operating activities during the six months ended June 30, 1999 was $4.0 million, compared to net cash used in operating activities during the six months ended June 30, 2000 of $17.1 million. This increase in cash used was primarily attributable to net losses during this period, which were partially offset by certain non-cash items of $27.1 million. This amount was comprised of depreciation and amortization of $21.9 million, services rendered in exchange for common stock of $1.6 million, deferred compensation amortization of $0.3 million and expenses related to stock options and warrants granted to consultants and employees of $3.2 million. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) a higher level of work in progress due to revenue growth; (3) an increase in accounts receivable of $1.7 million; and (4) decreases in accounts payable of $2.2 million.

Net cash used in investing activities during the six months ended June 30, 1999 was $5.1 million, compared to net cash used in investing activities during the six months ended June 30, 2000 of $3.2 million. This decrease in cash used was primarily attributable to the reduction of acquisition activity and was offset by increased fixed asset purchases.

Net cash provided by financing activities during the six months ended June 30, 1999 was $60.0 million, compared to net cash provided by financing activities during the six months ended June 30, 2000 of $4.5 million. The net cash provided by financing activities in the six months ended June 30, 2000, was the result of a $6.5 million private placement of common stock to McKesson HBOC, Inc. in May 2000. The $60.0 million infusion during the six months ended June 30, 1999 was principally due to the public offering completed in April 1999.

Our ability to generate significant revenue is uncertain. We incurred net losses, before net interest income, of approximately $21.0 million and $4.5 million after accounting for non-cash items for the quarter ended June 30, 2000 and June 30, 1999, respectively. We expect losses from operations and negative cash flow to continue for the foreseeable future and at least through the year 2000 as a result of our expansion plans. The rate that these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our working capital requirements depend on numerous factors. We have experienced a substantial increase in our expenditures since inception, consistent with growth in our operations and staffing. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operation could be materially and adversely affected.

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


PART II. OTHER INFORMATION

ITEM 1.  PENDING LEGAL PROCEEDINGS

There are no significant pending legal proceedings outside the scope of the normal course of business.

ITEM 2. CHANGES IN SECURITIES

Sales of Unregistered Securities

The Company issued in a private placement 2,600,000 shares of common stock to McKesson HBOC, Inc. on May 3, 2000.

The sales and issuance of these securities were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as a private placement.

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)
  Exhibit
  Number    Description
  -------   -----------
  2.1       Northstar Agreement and Plan of Merger (6)
  3.1       Amended and Restated Certificate of Incorporation (1)
  3.2       Amended and Restated By-laws(1)
  4.1       Specimen common stock certificate(4)
  4.2       Form of Investor Senior Preferred Stock Warrant (4)
  4.3       Form of Warrant issued to Arnhold and S. Bleichroeder, Inc. (4)
  4.4       Form of Warrant issued to Andersen Consulting (6)
  10.1      Amended and Restated Mediconsult 1996 Stock Option Plan (2)
  10.2      Amended and Restated Physicians' Online 1994 Stock Option Plan (2)
  10.3      Escrow Agreement, dated June 14, 1999, among
            Mediconsult.com, Inc., Cyber-Tech, Inc., Andre Pilevsky, Daniel
            Rader, M.D and SunTrust Bank (3)
  10.4      Escrow Agreement, dated December 16, 1999, among Mediconsult.com,
            Inc., Physicians' Online, Inc., Jason Fisherman as representative, and The Wilmington Trust Company (2)
  10.5      Worldwide Web Server Agreement dated November 6, 1996
            between Tvisions Inc. and Mediconsult.com Limited (5)
  10.6      Operating Agreement of Pharma Marketing, LLC, Dated
            September 7,1999(1)
  10.7      Service Agreement, dated September 7, 1999, between
            Pharma Marketing, LLC and Mediconsult.com., Inc.(1)
  10.8      Membership Investment Agreement, dated September 7,
            1999, between Pharma Marketing, LLC and Mediconsult.com,
            Inc.(1)
  10.9      Letter agreement dated December 30, 1998 among the
            Company, Pharmaceutical Information Associates, Ltd.,
            VirSci Corporation and Pharmaceutical Information.Net, Inc. (4)
  10.10     Consulting Agreement dated March 3, 1997 between the
            Company and IBM Canada (3)
  10.11     Source Code License Agreement dated February 26, 1999
            between Tvisions, Inc. and Mediconsult.com Limited (4)
  10.12     Agreement between Bristol-Myers Squibb Company and
            Mediconsult.com Limited, dated as of September 30, 1999 (1)
  10.13     Project Order pursuant to Agreement between Bristol-

            Myers Squibb Company and Mediconsult.com Limited, dated
            as of September 30, 1999 (6)
  10.14     Agreement between the Company and Novartis Pharma AG (4)
  10.15     Exclusive Sponsorship Agreement dated as of January 15,
            1999 between InterNational Council on Infertility
            Information Dissemination and Mediconsult.com Limited (4)
  10.16 Perc Pilot Program Agreement, dated February 25, 2000, by and between Eli Lilly and Company and Mediconsult.com Limited (6)
  10.17     Internet Consulting and Software Services Agreement
            between Mediconsult, Ltd. and Eli Lilly and Company. (6)
  10.18     Employment Agreement effective as of January 1, 1999,
            between 3542491 Canada Inc. and David J. Austin (4)
  10.19     Employment Agreement effective as of January 1, 1999,
            between Mediconsult.com Limited and Robert A. Jennings (4)
  10.20 Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc. and Ian Sutcliffe (4)
  10.21     Employment Agreement dated as of April 1, 1999 between
            the Company and E. Michael Ingram (4)
  10.22 Employment Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and Andre Pilevsky (3)
  10.23     Employment Agreement, dated September 7, 1999, between
            Pharma Marketing, LLC and Timothy J. McIntyre.
  10.24 Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and Andre Pilevsky (3)
  10.25 Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and Sharon Weinberg (3)
  10.26 Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com (US), Ltd. and Daniel Rader, M.D(3)
  10.27     Stock Purchase Agreement dated as of February 26, 1999
            between the Company and the Investors named therein (4)
  10.28     Registration Rights Agreement dated February 26, 1999,
            among the Company and the Investors named therein (4)
  10.29 Stockholders' Agreement dated February 26, 1999 among the Company, the Founders identified therein and the Investors identified on Schedule 1 thereto (4)
  10.30     Registration Rights Agreement dated as of February 26,
            1999 between the Company and Arnhold and S. Bleichroeder, Inc.(4)
  10.31 Registration Rights Agreement, dated as of March 23, 2000, between the Company and Andersen Consulting (6)
  27.1      Financial Data Schedule*
___________

*    Filed electronically herewith.

(1) Exhibits are incorporated by reference to Mediconsult's Annual Report on Form 10-K (File No. 000-29282) filed April 10, 2000.
(2) Exhibits are incorporated by reference to the Annexes to Mediconsult's joint information/proxy statement/prospectus on
     Schedule 14C (File No. 000-29282) filed November 19, 1999.
(3) Exhibits are incorporated by reference to Mediconsult's Current Report on Form 8-K (File No. 333-73059) filed June 29, 1999.
(4) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form S-1 (Registration No. 333-73059) filed April 2, 1999.
(5) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form 10-SB (File No. 333-21883) filed December 16, 1996.
(6) Exhibits are incorporated by reference to Mediconsult's Quarterly Report on Form 10-Q (file No. 000-29282) filed May 15, 2000.

(b) The company filed a current report on from 8-K on June 26, 2000, in conjunction with the change in the company's independent auditors.



                          SIGNATURES


                                                   Mediconsult.com, Inc.



Date:  August 14, 2000                 Signature:  /s/ E. Michael Ingram
                                                   ----------------------------
                                                   E. Michael Ingram
                                                   Chief Financial Officer