Form 10-Q
period 2000-09-30
MEDICONSULT COM INC
filed 2000-11-14
CIK 1016134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the period ended September 30, 2000

                                       OR

    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       Commission file number: 000-29282


                             MEDICONSULT.COM, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        84-1341886
           ----------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                        560 White Plains Road, 4th Floor
                              Tarrytown, NY 10591
                              -------------------
          (Address of principal executive offices, including zip code)


        Registrant's Telephone No., including area code: (914) 332-6100
        ---------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 30, 2000, there were approximately 54,224,312 shares of the Registrant's Common Stock outstanding.

                                     INDEX

PART I.     FINANCIAL INFORMATION                                               PAGE

Item 1.     Financial statements

            Unaudited Consolidated Balance Sheets - September 30, 2000 and
            December 31, 1999                                                      3

            Unaudited Consolidated Statement of Operations - three and nine
            months ended September 30, 2000 and September 30, 1999                 4

            Unaudited Consolidated Statement of Cash Flows - nine months ended
            September 30, 2000 and September 30, 1999                              5

            Notes to Unaudited Consolidated Financial Statements                   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              8

PART II.    OTHER INFORMATION                                                     14

Item 1.     Pending Legal Proceedings                                             14

Item 2.     Changes in Securities                                                 14

Item 6.     Exhibits and Reports Filed on Form 8-K                                14

PART I. FINANCIAL INFORMATION

Mediconsult.com, Inc.

Unaudited Consolidated Balance Sheets
-------------------------------------

                                                           September 30,   December 31,
                                                                2000           1999
                                                           -------------   ------------
  ASSETS
Current assets
 Cash and cash equivalents                                 $     892,314   $ 22,320,814
 Accounts receivable                                           5,602,170      1,062,574
 Unbilled revenue                                                     --      3,433,663
 Assets held for disposal                                        276,892             --
 Prepaid expenses and other current assets                       810,402        556,646
                                                           -------------   ------------

 Total current assets                                          7,581,778     27,373,697
                                                           -------------   ------------

 Fixed assets, net                                             3,477,378      2,291,772
 Intangible assets, net                                      157,598,836    193,115,481
                                                           -------------   ------------

 Total assets                                              $ 168,657,992   $222,780,950
                                                           -------------   ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                     $  10,134,795   $ 10,591,054
 Advances from shareholder                                            --        314,979
 Deferred revenue                                                992,212        322,488
 Notes payable                                                 2,334,549      4,974,100
                                                           -------------   ------------

 Total current liabilities                                    13,461,556     16,202,621
                                                           -------------   ------------

Commitments and contingencies                                         --             --

Stockholders' equity
 Senior Preferred stock, $0.001 par value, 5,000,000
 shares authorized, 1,000,000 shares designated, no
 shares issued and outstanding at September 30, 2000 and
 December 31, 1999, respectively                                      --             --

 Junior preferred stock, 4,000,000 shares designated,
 no shares issued and outstanding at
 September 30, 2000 and December 31, 1999, respectively               --             --

 Common stock, $.001 par value, 100,000,000 shares
 authorized, 54,224,312 and 49,633,275 shares issued
 and outstanding at September 30, 2000 and December 31,
 1999, respectively                                               54,224         49,634

 Additional paid-in capital                                  267,247,181    257,263,537
 Deferred compensation                                       (10,069,076)   (16,051,925)
 Accumulated deficit                                        (102,035,893)   (34,682,917)
                                                           -------------   ------------

 Total stockholders' equity                                  155,196,436    206,578,329
                                                           -------------   ------------

Total liabilities and stockholders' equity                 $ 168,657,992   $222,780,950
                                                           -------------   ------------

                            See accompanying notes.

Mediconsult.com, Inc.

Unaudited Consolidated Statement of Operations
----------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                          ------------------              -----------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                          2000            1999            2000            1999
                                                      ------------     -----------    ------------    ------------
Revenues                                              $  6,507,105     $ 2,416,012    $ 17,270,999    $  3,715,432
                                                      ------------     -----------    ------------    ------------

Operating expenses:
 Product and content development                         4,651,665       2,368,609      19,753,410       4,641,565
 Marketing, sales and client services                    3,841,144       6,087,397      12,143,572       7,661,904
 General and administrative                              1,643,070       1,846,665       5,679,344       3,332,837
 Depreciation and amortization                          10,581,923         885,339      32,440,039       1,392,204
 Restructuring charge                                    2,830,599              --       2,830,599              --
 Charge for impairment of long-lived assets              8,557,690              --       8,557,690              --
 Fair value of options granted to employees                (98,212)        517,183       1,536,346       1,060,949
 Fair value of warrants granted to third parties           221,650         209,942       1,805,347       1,707,611
                                                      ------------     -----------    ------------    ------------

 Total operating expenses                               32,229,529      11,915,135      84,746,347      19,797,070
                                                      ------------     -----------    ------------    ------------

Loss from operations                                   (25,722,424)     (9,499,123)    (67,475,348)    (16,081,638)
Interest (expense) income, net                             (58,578)        592,272         122,372       1,168,308
                                                      ------------     -----------    ------------    ------------

Net loss                                               (25,781,002)     (8,906,851)    (67,352,976)    (14,913,330)
Dividends on preferred stock                                    --              --              --         945,505
Net loss attributed to common stockholders            $(25,781,002)    $(8,906,851)   $(67,352,976)   $(15,858,835)
                                                      ============     ===========    ============    ============

Per common share data:
  Basic and diluted net loss per share                $      (0.48)    $     (0.31)   $      (1.28)   $      (0.64)
                                                      ============     ===========    ============    ============

Weighted average shares of common stock
  outstanding used in computing basic
  and diluted net loss per share                        53,610,765      28,559,488      52,654,870      24,882,258
                                                        ==========      ==========      ==========      ==========

                            See accompanying notes.

Mediconsult.com, Inc.


Unaudited Consolidated Statement of Cash Flows
----------------------------------------------

                                                             Nine Months Ended
                                                       ------------------------------
                                                       September 30,   September 30,
                                                            2000            1999
                                                        ------------    ------------
Cash flows from operating activities
Net loss                                                $(67,352,976)   $(14,913,330)
Adjustments to reconcile net loss to net cash used
 in operating activities
   Depreciation of fixed assets                            2,121,907         389,586
   Bad debts expense                                         216,900              --
   Amortization of intangible assets                      30,318,132       1,002,618
   Fair value of options and warrants granted              6,733,650       2,768,560
   Restructuring charge                                    2,830,599              --
   Charge for impairment of long-lived assets              8,557,690              --
   Forfeiture of options by employees                     (3,613,607)             --
   Services received in exchange for common stock          2,028,710              --
   Amortization of deferred compensation related to
     interest in Pharma marketing                            421,200       1,219,280
 Changes in assets and liabilities
     Accounts receivable                                  (4,756,496)       (278,000)
     Unbilled revenue                                      3,433,663      (1,812,100)
     Prepaid expenses and other current assets              (253,756)       (397,322)
     Accounts payable and accrued expenses                (3,286,861)      1,818,746
     Deferred revenue                                        669,724        (107,000)
                                                        ------------    ------------

Net cash used in operating activities                    (21,931,521)    (10,308,962)
                                                        ------------    ------------

Cash flows from investing activities
   Fixed assets purchases                                 (3,808,445)     (1,511,414)
   Purchase of businesses, net of cash acquired             (215,381)     (4,127,343)
   Advance to Physicians' Online, Inc.                            --     (10,096,438)
                                                        ------------    ------------

Net cash used in investing activities                     (4,023,826)    (15,735,195)
                                                        ------------    ------------

Cash flows from financing activities
   Proceeds from advances from shareholder                        --         315,000
   Repayment of advances from stockholder                   (314,979)       (828,599)
   Proceeds from issuance of senior preferred stock               --       3,160,000
   Proceeds from issuance of common stock in a
     public offering                                              --      56,988,792
   Proceeds from exercise of warrants                             --         111,353
   Proceeds from issuance of common stock in a
     private offering                                      6,500,000              --
   Proceeds from exercise of stock options                   981,377          90,154
   Payment of long-term debt                              (2,639,551)             --
                                                        ------------    ------------

Net cash provided by financing activities                  4,526,847      59,836,700
                                                        ------------    ------------

(Decrease) increase in cash                              (21,428,500)     33,792,543
Cash - beginning of period                                22,320,814         135,053
                                                        ------------    ------------

Cash - end of period                                    $    892,314    $ 33,927,596
                                                        ------------    ------------

                            See accompanying notes.

                             MEDICONSULT.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

These consolidated financial statements are unaudited and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2000 presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Mediconsult.com, Inc.'s (the "Company") Annual report on Form 10-K, and first and second quarter 10-Q's as filed with the Securities and Exchange Commission.

2. STOCK OPTIONS

We have a 1996 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:


                                           September 30, 2000
                                           ------------------
                                                       Weighted Average
                                        Number of          Exercise
                                         Shares             Price
                                    -----------------  ----------------
Outstanding - December 31, 1999            4,008,651              $4.50
Granted during the period                  2,336,047               1.27
Exercised during the period               (1,266,238)              0.66
Forfeited during the period               (1,394,192)              7.07
                                          ----------              -----

Outstanding - September 30, 2000           3,684,268               4.08
                                          ----------              -----

Exercisable - September 30, 2000             689,274              $1.88
                                          ----------              -----

During the three months ended September 30, 2000 and 1999 the fair values of the options granted to employees were $1,395,396 and $517,183, respectively.

3. WARRANTS

On March 23, 2000, the Company and Andersen Consulting LLP ("Andersen") entered into a warrant agreement under which the Company issued Andersen warrants to purchase 1,503,425 shares of the Company's common stock at an exercise price of $3.8125 per share in connection with consulting services rendered by Andersen to the Company under a consulting services agreement signed on September 10, 1999. The warrants have a term of five years and vest over time, based upon consulting services performed by Andersen on the Company's behalf. In connection with the issuance of these warrants the Company reserved 1,503,425 shares of common stock issuable upon exercise of these warrants.

4.  RESTRUCTURING CHARGES

During the third quarter of 2000, the Company initiated a restructuring program. The restructuring is intended to reduce the Company's cost structure for its web site operations to focus resources on its core businesses related to educating and connecting physicians and patients. The restructuring predominantly affects the Company's operations in its Canadian location.

During the third quarter of 2000, a charge of approximately $2.8 million was recorded with respect to the restructuring of the Company's Canadian location and website operations. Approximately 100 employees were notified of terminations as operations were curtailed in line with current demands for the company's products. As a result 96 employees were terminated as of September
30, 2000 and the remaining employees will be terminated by December 31, 2000. The remaining restructuring costs relate to non-cancellable operating leases for office space at the Canadian location and contracts for telephone and website services.

The following table illustrates the different components of the restructuring accrual:

                                                         Other
                              Employee     Operating   Long-term
                            Compensation     Leases    Contracts      Total
                            -------------  ----------  ----------  -----------
Accrual in third quarter      $1,338,826   $ 660,135    $831,639   $2,830,600
Payments made through
September 30, 2000              (609,686)   (124,536)    (62,513)    (796,735)
                              ----------   ---------    --------   ----------

Ending Balance                $  729,140   $ 535,599    $769,126   $2,033,865
                              ----------   ---------    --------   ----------


5. IMPAIRMENT OF LONG-LIVED ASSETS

As a result of the Company's restructuring program resulting in the closing of its Canadian location and related operations, the Company has realized an impairment of long-lived assets. A charge of approximately $8.3 million was recorded related to the write-off of the carrying value of goodwill originally acquired with the purchase of the operations affected by the restructuring. Management has determined that there are no future cash flows associated with the goodwill. In addition, certain fixed assets used in the restructured operations will be disposed of during the fourth quarter resulting in a charge of approximately $0.3 million to reflect a reduction in their carrying value to approximate their fair value, which is the estimated disposal sales price of the fixed assets.

6. DEFAULT ON NOTES PAYABLE

The Company is in default with respect to all of their notes due on October 31, 2000, of $2.9 million including interest of $0.6 million. Management is currently in negotiations with the holders of these notes to arrange payment alternatives.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, references to "we," "our," and "us" refer to Mediconsult.com, Inc. and its subsidiaries.

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

In February 2000, the Company acquired Web Northstar Interactive, Corp., a company that specializes in research evaluation. As consideration for the acquisition, the company issued approximately 435,000 shares for an aggregate price of $2.8 million.

In March 2000, the Company acquired Storknet, a company dedicated to pregnancy and parenting issues. As consideration for the acquisition the company issued approximately 34,000 shares for an aggregate price of $0.2 million.

In July 2000, the Company announced expense reductions resulting in a restructuring plan targeted primarily at its consumer Web site operations as part of an overall evaluation of potential cost savings. This restructuring plan highlights the Company's shift toward building its physician community and developing product offerings for its pharmaceutical clients. Management believes that the reductions will result in savings of approximately $1 million per month. The majority of expense reductions are targeted at those business units that are stand-alone consumer channels. The expense reductions will reduce the Company's headcount by approximately 100 employees, about 45% of the total workforce at September 30, 2000.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

REVENUE SOURCES

Our main sources of revenue have historically been through services related to the development, support of online education marketing and sponsorship programs for pharmaceutical, and other healthcare companies. These services continue to be a source of revenue and typically include the design, development and management of customized Web sites relating to particular pharmaceutical or other health-related products. These services also include marketing research, focus group testing and online testing of visitors' preferences. Revenue from these services is recognized on the basis of contractual commitments over the period of each engagement using the percentage- of-completion method, based on labor hours and costs incurred as the measure of progress towards completion. Revenue from support services, principally the management of Web sites that we develop for our clients, is recognized ratably over the periods services are provided, generally on a monthly basis. Payments received from clients prior to the performance of client services are recorded as unearned revenue.

We also provide advertising services involving the sale of sponsorships and advertising space on the Company's Physicians' Online Web site. These services can be provided separately or as part of a more comprehensive suite of Internet-based services. Sponsorship and advertising services include banner advertisements, polls, surveys, email campaigns, registration programs, coupons and other interactive forms of advertising. Revenue from advertising sales is recognized ratably over the duration of the sponsorship program or the period during which the advertisement is displayed, if no significant obligations remain. Mediconsult does not recognize revenue from barter transactions with respect to its advertising services.

In 1999, we expanded our focus on long-term strategic relationships with major pharmaceutical manufacturers to include other Internet-based initiatives in addition to marketing and sponsorship programs. The initial relationship in this new strategic direction was entered into with Bristol-Myers Squibb Company to develop innovative new approaches to electronic medical education.

MARKETING AND SALES INITIATIVES

Revenue is principally derived by developing programs and internet tools for pharmaceutical companies. For the nine months ended September 30, 2000, revenue from Bristol-Myers Squibb and Eli Lilly and Company represented $12.5 million or 72% of the Company's total revenue. We develop Web sites, Internet-based healthcare applications and educational tools for these companies, and receive payment as services are performed. The loss of Bristol-Myers Squibb or Eli Lilly and Company as a customer or any changes to the existing relationships that are less favorable to us, will materially and adversely affect our business, financial condition and results of operations.

STOCK OPTIONS AND WARRANTS

Stock options granted to employees are expensed over their vesting period, based on their fair value at the date of grant, under Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." As more fully described below in "Results of Operations," we have recorded compensation expense in connection with the vesting of stock options during the nine month periods ended September 30, 1999 and 2000, as well as deferred compensation expense for the value of options granted that were not vested as of such dates.

Pursuant to an agreement dated July 28, 1998 with Arnhold and S. Bleichroeder, Inc. to provide us with investment advisory services, we have issued to this firm 100,000 shares of our common stock and warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.22 per share, which was the closing price of our common stock on the contract date. Of this amount, warrants for 200,000 shares of common stock were delivered upon initial filing of a prospectus and warrants for 200,000 shares of common stock are deliverable in 2000, if certain conditions are met. Warrants for 100,000 shares were delivered on March 15, 2000. Delivery of the warrants will result in the recognition of an expense in the statement of operations equal to the fair value of the warrants on the date of delivery in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". At September 30, 2000, we have determined that the final 100,000 warrant shares will not vest.

During the quarter ended September 30, 2000, the Company offered employees an opportunity to cancel existing option grants in exchange for new, re-priced option awards. The re-pricing offer was for the same number of shares cancelled; however, vesting of the re-priced options began at the new grant date, and vesting of the new options does not automatically accelerate upon a change in control of the Company. Of those eligible for the re-pricing, 3 accepted the offer, representing 104,500 option shares. The re-pricing was effective August 7, 2000. The net affect on the second quarter option expense as a result of the re-pricing was an increase of $3,641.

As a result of the Company's restructuring, many participants in the Company's employee stock option plan were no longer eligible to participate in the plan, and some or all of those employees' outstanding option grants were forfeited. The expense previously incurred relative to the issuance of these employees' forfeited option grants was reversed in the same period of the employees' termination, resulting in a credit balance for the quarter ended September 30, 2000.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received for the design, development and implementation of on-line education, marketing, sponsorship and advertising programs, including Web site development and implementation, advertising services, and Web site support. Revenue was $6.5 million for the quarter ended September 30, 2000 compared to $2.4 million for the quarter ended September 30, 1999, an increase of 169%. Revenue was $17.3 million for the nine months ended September 30, 2000 and $3.7 million for the nine months ended September 30, 1999, an increase of 365%. The period-to-period growth was primarily attributable to new product and client initiatives focused on the delivery of electronic medical education over the Internet, and sponsorship programs sold to healthcare companies.

PRODUCT AND CONTENT DEVELOPMENT. Product and content development costs include expenses incurred to develop, enhance, manage, monitor and operate our Web sites and to develop new products such as electronic medical education. Total product and content development cost increased from $2.3 million for the quarter ended September 30, 1999 to $4.7 million for the quarter ended September 30, 2000. Total product and content development costs increased from $4.6 million for the nine months ended September 30, 1999 to $19.8 million for the nine months ended September 30, 2000. These increases were primarily due to additional costs associated with the development and implementation of specific client medical education and sponsorship programs.

MARKETING, SALES AND CLIENT SERVICES. Marketing, sales and client service costs include expenses incurred by the Company to obtain and maintain client relationships. These costs include salaries and commissions paid to employees, consultants and programming costs. Total marketing, sales and client service costs decreased from $6.1 million in the quarter ended September 30, 1999 to $3.8 million in the quarter ended September 30, 2000. The decreases for the three month period ended September 30, 2000 were primarily related to cost reduction initiatives implemented in that period. Total marketing, sales and client service costs increased from $7.7 million for the nine months ended September 30, 1999 to $12.1 million for the nine months ended September 30, 2000. These costs increased as our activities in sponsorships and our medical educational programs increased.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related costs for general overhead costs including finance, accounting, legal and audit fees and other professional services. Total general and administrative expenses decreased from $1.8 million for the quarter ended September 30, 1999 to $1.6 million for the quarter ended September 30, 2000. Total general and administrative expenses increased from $3.3 million for the nine months ended September 30, 1999 to $5.7 million for the nine months ended September 30, 2000. The decreases for the three month period ended September 30, 2000 were primarily related to cost reduction initiatives implemented in that period. For the nine month period ended September 30, 2000, the increases were primarily attributable to increases in headcount, office space and related overhead costs, over the prior year supporting growth of our operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $0.9 million for the quarter ended September 30, 1999 to $10.6 million for the quarter ended September 30, 2000. Depreciation and amortization expense increased from $1.4 million for the nine months ended September 30, 1999 to $32.4 million for the nine months ended September 30, 2000. Period-to-period increases are primarily due to the amortization of goodwill from the Physicians' Online acquisition in December 1999.

RESTRUCTURING. During the third quarter of 2000, we initiated a restructuring program. The restructuring is intended to reduce our cost structure for web site operations to focus resources on our core businesses related to educating and connecting physicians and patients. The restructuring predominantly affects operations in our Canadian location. During the third quarter of 2000, a charge of approximately $2.8 million was recorded with respect to the restructuring of our Canadian location and website operations. Approximately 100 employees were notified of terminations as operations were curtailed in line with current demands for our products. As a result 96 employees were terminated as of September 30, 2000 and the remaining employees will be terminated by December 31, 2000. For detail of the components of the restructuring charge please see note 4 to the financial statements included in this Quarterly Report on Form
10-Q.

The restructuring plan was adopted due to several related factors, including the continued difficulty in successfully executing a consumer oriented business model and the costs associated with maintaining and enhancing our consumer Web properties, including, mediconsult.com, heartinfo.org, cyberdiet.com, storknet.com, and pharminfo.com. Furthermore, the capital market's change in valuation of Web-based healthcare companies has made the raising of additional capital more difficult. As a result of these factors we adopted the described restructuring during the quarter ended September 30, 2000.

We believe that the actions taken in conjunction with the restructuring will not adversely affect our ability to increase revenue in any material fashion. The cost savings associated with the restructuring should speed our transition to profitability and enhance future cash flows. It is not anticipated that the cost savings realized as a result of the restructuring will be offset by future cost increase, unless supported by additional revenue justifying any such future cost increases.

Of the total restructuring charge, of $2.8 million, payments of $0.8 million were made in the three months ended September 30, 2000. The balance of $2.0 million will be paid over time, with the final payments being made upon the expiration of the lease on September 30, 2004.

IMPAIRMENT OF LONG-LIVED ASSETS. As a further consequence of the factors described in the foregoing discussion of our third quarter restructuring charge, in the third quarter of fiscal year 2000, we realized an impairment of long-lived assets. A charge of approximately $8.3 million was recorded in this period related to the write-off of the carrying value of goodwill originally acquired with the purchase of the operations affected by the restructuring. We have determined that there are no future cash flows associated with the goodwill. In addition, certain fixed assets used in the operations affected by the restructuring will be disposed of during the fourth quarter resulting in a charge of approximately $0.3 million to reflect a reduction in their carrying value to approximate their fair value, which is the estimated sales price we will receive for the fixed assets. We believe that the actions taken in conjunction with disposal of these assets will not adversely affect our ability to increase revenue in any material fashion.

The charge realized for the impairment of long-lived assets is non-cash and will have no adverse affect on our future cash flows.

FAIR VALUE OF OPTIONS GRANTED TO EMPLOYEES. We have recorded compensation expenses in connection with the vesting of employee stock options. The related expense decreased from $0.5 million for the quarter ended September 30, 1999 to ($0.1) million in the quarter ended September 30, 2000. The related expense increased from $1.1 million for the nine months ended September 30, 1999 to $1.5 million for the nine months ended September 30, 2000. The compensation expense represents the amortization of deferred compensation, which is measured based on the fair value of options granted. This amount is amortized over the vesting period of the applicable options. The decrease in these expenses for the period ended September 30, 2000 was principally related to the restructuring activities undertaken in this period. As a result of the Company's restructuring, many participants in the Company's employee stock option plan were no longer eligible to participate in the plan, and some or all of those employees' outstanding option grants were forfeited. The expense previously incurred relative to the issuance of these employees' forfeited option grants was reversed in the same period of the employees' termination, resulting in a credit balance for the quarter ended September 30, 2000.

FAIR VALUE OF WARRANTS GRANTED TO THIRD PARTIES. We recorded an expense in connection with the vesting of warrants to Andersen Consulting LLP and Arnhold &
S. Bleichroeder, Inc. The related expense was unchanged at $0.2 million for the quarters ended September 30, 1999 and September 30, 2000. The related expense increased from $1.7 million for the nine months ended September 30, 1999 to $1.8 million for the nine months ended September 30, 2000.

INTEREST (EXPENSE) INCOME, NET. The Company incurred a net interest expense of $0.1 million for the quarter ended September 30, 2000 compared to $0.6 million of net interest income for the quarter ended September 30, 1999. This decrease in interest income was primarily attributable to the lower cash balance during the quarter ended September 30, 2000. Net interest income decreased from $1.2 million as of September 30, 1999 to $0.1 million as of September 30, 2000 due to the decreased average cash on hand.

PREFERRED SHARES DIVIDEND. No preferred shares dividends were issued to senior preferred stockholders and junior preferred stockholders in the three months ended September 30, 1999 and September 30, 2000, respectively. These costs were $0.9 million for the nine months ended September 30, 1999 and nil for the nine months ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception until April 1999, we financed our operations primarily through the private placement of equity securities and advances from our principal stockholder. In February 1999, we received $3.2 million in proceeds from a private placement of equity securities to certain unrelated investors. In April 1999, we received approximately $58 million in net proceeds from a public offering of equity securities. In May 2000, we received $6.5 million in proceeds from a placement of equity securities to McKesson HBOC, Inc. As of September 30, 2000, the cash and cash equivalents balance was $0.9 million. Subsequent to the end of the third quarter ended September 30, 2000, we have collected accounts receivable in excess of $4.5 million, significantly increasing our cash and cash equivalents balance.

We have incurred substantial costs to design, develop and implement Internet-based educational, marketing and sponsorship programs for our clients, to build brand awareness and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 2000, we had an accumulated deficit of $102.0 million.

Net cash used in operating activities during the nine months ended September 30, 1999 was $10.3 million, compared to net cash used in operating activities during the nine months ended September 30, 2000 of $21.9 million. This increase in cash used was primarily attributable to net losses during this period, which were partially offset by certain non-cash items of $49.6 million. This amount was comprised of depreciation and amortization of $32.4 million, services rendered in exchange for common stock of $2.0 million, restructuring charges of $2.8 million, impairment of long-lived assets of $8.6 million, and warrants granted to consultants and employees of $6.7 million. Net cash used reflected several factors, including (1) increased operating expenses as our business volume increased; (2) an increase in accounts receivable of $4.7 million; and (3) decreases in accounts payable of $3.3 million.

Net cash used in investing activities during the nine months ended September 30, 1999 was $15.7 million, compared to net cash used in investing activities during the nine months ended September 30, 2000 of $4.0 million. This decrease in cash used was primarily attributable to the reduction of acquisition activity and was partially offset by increased fixed asset purchases.

Net cash provided by financing activities during the nine months ended September 30, 1999 was $59.8 million, compared to net cash provided by financing activities during the nine months ended September 30, 2000 of $4.5 million. The net cash provided by financing activities in the nine months ended September 30, 2000, was the result of a $6.5 million private placement of common stock to McKesson HBOC, Inc. in May 2000. The $59.8 million infusion during the nine months ended September 30, 1999 was principally due to the public offering completed in April 1999.

Our ability to generate significant revenue is uncertain. We incurred net losses, before net interest income, of approximately $3.6 million and $7.8 million after accounting for non-cash items for the quarters ended September 30, 2000 and September 30, 1999, respectively. We expect losses from operations and negative cash flow to continue at least through the year 2000. The rate that these losses will be incurred may increase from current levels. Although we have experienced revenue growth in recent periods, our revenue may not remain at its current level or increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our working capital requirements depend on numerous factors. We have experienced an increase in our expenditures since inception, consistent with growth in our operations and staffing. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and the expansion of our marketing and sales programs. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operation could be materially and adversely affected. At September 30, 2000 we had a negative working capital balance. As a result of this negative balance, we are actively seeking additional capital from multiple sources. If we are unsuccessful in these efforts to obtain additional capital, such failure could have a material adverse effect on our business, financial condition and results of operations.

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements through the end of the year; however, if we are unable to successfully restructure the notes payable which matured on October 31, 2000, our cash resources will not be sufficient to meet our requirements through the end of the year, unless we are able to raise additional capital. We are currently negotiating with the holders of these notes in an effort to modify the payment terms of these notes. Further, we may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: (a) those set forth in our Form 10-K for the period ended December 31, 1999, incorporated herein by reference, and elsewhere herein; and
(b) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all forward-looking statements made in this document are qualified by cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.  PENDING LEGAL PROCEEDINGS

There are no significant pending legal proceedings outside the scope of the normal course of business.

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

 (a) Exhibit
 Number   Description
 ------   -----------

 2.1      Northstar Agreement and Plan of Merger (6)
 3.1      Amended and Restated Certificate of Incorporation (1)
 3.2      Amended and Restated By-laws(1)
 4.1      Specimen common stock certificate(4)
 4.2      Form of Investor Senior Preferred Stock Warrant (4)
 4.3      Form of Warrant issued to Arnhold and S. Bleichroeder, Inc. (4)
 4.4      Form of Warrant issued to Andersen Consulting (6)
 10.1     Amended and Restated Mediconsult 1996 Stock Option Plan (2)
 10.2     Amended and Restated Physicians' Online 1994 Stock Option Plan (2)
 10.3 Escrow Agreement, dated June 14, 1999, among Mediconsult.com, Inc., Cyber-Tech, Inc., Andre Pilevsky, Daniel Rader, M.D and SunTrust
          Bank (3)
 10.4 Escrow Agreement, dated December 16, 1999, among Mediconsult.com, Inc., Physicians' Online, Inc., Jason Fisherman as representative, and The Wilmington Trust Company (2)
 10.5 Worldwide Web Server Agreement dated November 6, 1996 between Tvisions Inc. and Mediconsult.com Limited (5)
 10.6     Operating Agreement of Pharma Marketing, LLC, Dated September
          7, 1999 (1)
 10.7 Service Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Mediconsult.com., Inc.(1)
 10.8 Membership Investment Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Mediconsult.com, Inc.(1)
 10.9 Letter agreement dated December 30, 1998 among the Company, Pharmaceutical Information Associates, Ltd., VirSci Corporation and Pharmaceutical Information.Net, Inc. (4)
  10.10 Consulting Agreement dated March 3, 1997 between the Company and IBM Canada (3)
  10.11 Source Code License Agreement dated February 26, 1999 between Tvisions, Inc. and Mediconsult.com Limited (4)
  10.12 Agreement between Bristol-Myers Squibb Company and Mediconsult.com Limited, dated as of September 30, 1999 (1)
  10.13 Project Order pursuant to Agreement between Bristol-Myers Squibb Company and Mediconsult.com Limited, dated as of September 30,
          1999 (6)
  10.14   Agreement between the Company and Novartis Pharma AG (4)
  10.15 Exclusive Sponsorship Agreement dated as of January 15, 1999 between InterNational Council on Infertility Information Dissemination and Mediconsult.com Limited (4)
  10.16 Perc Pilot Program Agreement, dated February 25, 2000, by and between Eli Lilly and Company and Mediconsult.com Limited (6)

  10.17 Internet Consulting and Software Services Agreement between Mediconsult, Ltd. and Eli Lilly and Company. (6)
  10.18 Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc. and David J. Austin (4)
  10.19 Employment Agreement effective as of January 1, 1999, between Mediconsult.com Limited and Robert A. Jennings (4)
  10.20 Employment Agreement effective as of January 1, 1999, between 3542491 Canada Inc. and Ian Sutcliffe (4)
  10.21   Employment Agreement dated as of April 1, 1999 between the Company and
          E. Michael Ingram (4)
  10.22   Employment Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Andre Pilevsky (3)
  10.23 Employment Agreement, dated September 7, 1999, between Pharma Marketing, LLC and Timothy J. McIntyre. (1)
  10.24   Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Andre Pilevsky (3)
  10.25   Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Sharon Weinberg (3)
  10.26   Noncompetition Agreement, dated June 14, 1999, between Mediconsult.com
          (US), Ltd. and Daniel Rader, M.D(3)
  10.27 Stock Purchase Agreement dated as of February 26, 1999 between the Company and the Investors named therein (4)
  10.28 Registration Rights Agreement dated February 26, 1999, among the Company and the Investors named therein (4)
  10.29 Stockholders' Agreement dated February 26, 1999 among the Company, the Founders identified therein and the Investors identified on Schedule 1 thereto (4)
  10.30 Registration Rights Agreement dated as of February 26, 1999 between the Company and Arnhold and S. Bleichroeder, Inc.(4)
  10.31 Registration Rights Agreement, dated as of March 23, 2000, between the Company and Andersen Consulting (6)
  27.1    Financial Data Schedule*
 ----

*  Filed electronically herewith.

  (1) Exhibits are incorporated by reference to Mediconsult's Annual Report on Form 10-K (File No. 000-29282) filed April 10, 2000.
  (2) Exhibits are incorporated by reference to the Annexes to Mediconsult's joint information/proxy statement/prospectus on Schedule 14C (File No. 000-29282) filed November 19, 1999.
  (3) Exhibits are incorporated by reference to Mediconsult's Current Report on Form 8-K (File No. 333-73059) filed June 29, 1999.
  (4) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form S-1 (Registration No. 333-73059) filed April 2, 1999.
  (5) Exhibits are incorporated by reference to Mediconsult's Registration Statement on Form 10-SB (File No. 333-21883) filed December 16, 1996.
  (6) Exhibits are incorporated by reference to Mediconsult's Quarterly Report on Form 10-Q (file No. 000-29282) filed May 15, 2000.
  (7) Exhibits are incorporated by reference to Mediconsult's Quarterly Report on Form 10-Q (file No. 000-29282) filed August 14, 2000.

(b)  None.

                                   SIGNATURES

                             Mediconsult.com, Inc.

Date: November 13, 2000            Signature:  /s/ E. Michael Ingram
                                               ---------------------
                                               E. Michael Ingram
                                               Chief Financial Officer